Form 10QSB
period 1999-03-31
TIBERON RESOURCES LTD
filed 1999-08-03
CIK 1064624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission file number 0-25825

                             TIBERON RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                             91-1921237
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

        11930 MENAUL BOULEVARD N.E., # 107, ALBUQUERQUE, NEW MEXICO 87112
                    (Address of principal executive offices)

                                 (505) 289-8235
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            8,050,000 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                                  JULY 28, 1999

         Transitional Small Business Disclosure Format (check one); Yes __ No X

Exhibit index on page 12                                      Page 1 of 15 pages

                             Tiberon Resources Ltd.
                              As of March 31, 1999
                  and for the three months ended March 31,1999
                 and the period April 10, 1998 to March 31, 1999

                             Tiberon Resources Ltd.
                                Table of Contents

                                                                          PAGE

         Balance Sheets                                                      1

         Statements of Operations                                            2

         Statement of Changes in Stockholders' Equity                        3

         Statements of Cash Flows                                            4

         Notes to Financial Statements                                     5-6


                              TIBERON RESOURCES LTD
                                  BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                                                                    $              14,399
  Prepaid expenses                                                                                                          -
                                                                                                          ----------------------
Total current assets                                                                                                     14,399

Organizational costs, net of
  accumulated amortization of $240                                                                                          958
                                                                                                          ----------------------
                                                                                                                            958

                                                                                                          $              15,357
                                                                                                          ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                                                  $               1,174

Commitments and contingencies

Stockholders' equity :
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                                                                          -
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,050,000 shares issued and outstanding                                                                              8,050
  Additional paid in capital                                                                                             22,955
  Accumulated deficit                                                                                                   (16,822)
                                                                                                          ----------------------
                                                                                                                         14,183
                                                                                                          ----------------------

                                                                                                          $              15,357
                                                                                                          ======================











     The accompanying notes are an integral part of thefinancial statements.


                             TIBERON RESOURCES LTD.
                             STATEMENT OF OPERATIONS


                                                                                Three months               For the period
                                                                                   ended                 April 10, 1998 to
                                                                               March 31,1999               March 31,1999
                                                                                (unaudited)                 (unaudited)
                                                                          ------------------------    ------------------------



                                                                          ------------------------    ------------------------

Revenue                                                                   $                   -       $                 -

Costs and expenses:
  Legal                                                                                     5,048                       9,036
  Consulting                                                                                  245                       3,518
  Accounting                                                                                  331                       1,331
  General and administrative                                                                1,445                       1,742
  Amortization                                                                                 60                         240
  (Gain) loss on foreign currency transactions                                               (245)                        955
                                                                          ------------------------    ------------------------

Net loss                                                                  $                 6,884     $                16,822
                                                                          ========================    ========================



Per share information:

  Weighted average number
  of common shares outstanding - basic                                                  8,050,000                   5,681,781
                                                                          ========================    ========================

Net loss per common share - basic                                                   NILL                        NILL
                                                                          ========================    ========================



















    The accompanying notes are an integral part of the financial statements.



                             Tiberon Resources Ltd.
                        Statement of Stockholders' Equity
              For the Period April 10, 1998 through March 31, 1999






                                                Common Stock                 Additional          Accumulated
                                      --------------------------------
                                           Shares           Amount        Paid in Capital          Deficit             Total
                                      --------------------------------------------------------------------------------------------
Issuance of stock for
  repayment of advances at
  $0.0025 per share                         2,000,000  $        2,000  $               3,000   $            -    $          5,000

Issuance of stock for
  cash at $0.0025 per share
  (net of issuance costs)                   6,000,000           6,000                  6,547                -              12,547

Issuance of stock for
  cash at $0.30 per share
  (net of issuance costs)                      50,000              50                 13,408                -              13,458

Net loss for the period April 10,
1998
  to December 31, 1998                            -               -                      -               (9,938)           (9,938)
                                      --------------------------------------------------------------------------------------------

December 31, 1998                           8,050,000  $        8,050  $              22,955  $          (9,938)  $         21,067

Net loss for the three months
  ended March 31, 1999                            -               -                      -               (6,884)           (6,884)
                                      --------------------------------------------------------------------------------------------

                                            8,050,000  $        8,050  $              22,955  $         (16,822)  $        14,183
                                      ============================================================================================















    The accompanying notes are an integral part of the financial statements.



                             TIBERON RESOURCES LTD.
                             STATEMENT OF CASH FLOWS



                                                                         Three months                  For the period
                                                                            ended                     April 10, 1998 to
                                                                        March 31,1999                   March 31,1999
                                                                         (unaudited)                     (unaudited)
                                                                  --------------------------     ---------------------------
Cash flows from operating activities:
Net loss                                                          $                  (6,884)     $                  (16,822)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization                                                                           60                             240
  Decrease in prepaid expenses                                                          757                             -
  Increase in accounts payable and accrued liabilities                                1,174                           1,174
                                                                  ----------------------------------------------------------
Net cash used in operating activities                                                (4,893)                        (15,408)
                                                                  ----------------------------------------------------------

Cash flows from investing activities:
  Organization costs                                                                    -                            (1,198)
Net cash used in investing activities                                                   -                            (1,198)
                                                                  ----------------------------------------------------------

Cash flows from financing activities:
  Proceeds from stock sales, net of
    issuance costs                                                                      -                            31,005
                                                                  ----------------------------------------------------------
Net cash provided by financing activities                                               -                            31,005
                                                                  ----------------------------------------------------------

Net increase (decrease) in cash                                                      (4,893)                         14,399

Beginning cash                                                                       19,292                            -
                                                                  ----------------------------------------------------------
Ending cash                                                       $                  14,399      $                   14,399
                                                                  ========================== ===============================














    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources Ltd.
                          Notes to Financial Statements

Note 1. BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB as of December 31, 1998 and for the period April 10, 1998 to December 31, 1998.

Results of operations for the interim period are not indicative of annual results.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 10, 1998, in the State of Nevada. The Company has entered into an agreement to purchase mineral property claims located in Manitoba, Canada (see Note 4). The Company is in the exploration stage and is investing in mineral properties.

Exchange Act Guide 7

The Securities and Exchange Commission's Exchange Act Guide 7 "Description of property by issuers engaged or to be engaged in significant mining operations" requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standards Board Statement No. 7, if applicable. Accordingly the Company has not been referred to as being a development stage company.

Organizational costs

Organizational costs include costs for professional fees and are amortized using the straight-line method over five years.

                             Tiberon Resources Ltd.
                    Notes to Financial Statements (Continued)

Basic loss per share

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Loss on foreign currency transaction

The Company's functional currency is the U.S. Dollar, however the cash is held in a Canadian bank account. Foreign currency transactions resulted in the following aggregate exchange gains and losses. For the three months ended March 31, 1999, a gain of $245 and for the period April 10, 1998 to March 31, 1999, a loss of $955.

Note 3.  STOCKHOLDERS' EQUITY

During 1998, 6,000,000 shares of stock were issued to various investors at $0.0025 per share for cash of $15,000, pursuant to the Company's Regulation D, Rule 504 offering ("Rule 504"). Issuance costs were $2,453.

In addition, during September 1998 the Company completed a second Regulation D, Rule 504 offering and issued 50,000 shares of its $0.001 par value common stock to various investors at $0.30 per share for cash of $15,000. Issuance costs were $1,542.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company entered into an Agreement on April 28, 1998, to acquire the rights to mineral claims and explore for copper, nickel and cobalt in Manitoba, Canada. The agreement is made with an unrelated third party. The terms of the agreement require the Company to pay a total of CDN$50,000 due on April 28, 2000.

The agreement also requires the Company to fund a CDN$40,000 work program by April 28, 1999, which has been extended to September 28, 1999, and an additional CDN$50,000 work program by April 28, 2000.

                             Tiberon Resources Ltd.
                    Notes to Financial Statements (Continued)

Note 5.  RELATED PARTY TRANSACTIONS

During 1998, associates of the sole officer and director of the Company advanced the Company $5,000 for a legal retainer which was reimbursed to the associates through the issuance of 2,000,000 shares of common stock.

Note 6.  INCOME TAXES

The Company has a Federal net operating loss carryforward of approximately $16,800, which will expire in the year 2012. The tax benefit of this net operating loss of approximately $3,360 has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since incorporation on April 10, 1998, the Company has been a natural resource company engaged in the acquisition of mineral properties. As of the filing of this report, the Company's sole focus is in Canada. From inception to the date of this report, the Company had no revenue. Management believes the Company has sufficient working capital to fund the Company's operations through October 31, 1999. For the three months ended March 31, 1999, the Company recorded a net loss of $6,884, which included the following costs and expenses: legal ($5,048); general and administrative ($1,445); and accounting ($331). For the three months ended March 31, 1999, the Company recognized a gain on foreign currency translation of $245.

The Company's primary source of working capital has been through the sale of Common Stock. Since incorporation, the Company has received $31,005 of net proceeds from sales of Common Stock. Management anticipates additional offerings of Common Stock to fund the required $40,000 work program. Cash flows from operations since incorporation reflect net cash used in operating activities of $15,408, and net cash used in investing activities of $1,198. Since the Company currently has no significant source of revenue, the Company's working capital will continue to be depleted by operating expenses and outlays required for the property.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS


       REGULATION                                                                                            SEQUENTIAL
       S-B NUMBER                                            EXHIBIT                                         PAGE NUMBER
          3.1           Articles of Incorporation (1)<F1>                                                        N/A
          3.2           Bylaws (1)<F1>                                                                           N/A
          10.1          Agreement between the Company and Carey Whitehead dated April 28,                        N/A
                        1998 relating to Falcon claims 25, 26 and 27, located in
                        Manitoba, Canada.(1)<F1>

           11           Statement Regarding Computation of Per Share Earnings                               See Financial
                                                                                                             Statements
           27           Financial Data Schedule                                                                  ___

- ----------------------------

<F1>
(1)      Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-25825.

                  B) REPORTS ON FORM 8-K:

                  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIBERON RESOURCES LTD.
                                   (Registrant)


Date:    August 3, 1999            By:/s/REG C. HANDFORD
                                      -------------------------------------
                                         Reg Handford, President

                                   Exhibit 27

                             Financial Data Schedule