Form 10QSB
period 1999-06-30
TIBERON RESOURCES LTD
filed 1999-08-16
CIK 1064624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

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

        11930 MENAUL BOULEVARD N.E., #107, ALBUQUERQUE, NEW MEXICO 87112
                    (Address of principal executive offices)

                                 (505) 289-8235
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No_X_

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            8,050,000 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                                  JULY 28, 1999

         Transitional Small Business Disclosure Format (check one); Yes___ No_X_

Exhibit index on page 10                                      Page 1 of 13 pages
                     ----                                              ----

                             TIBERON RESOURCES LTD.

                              FINANCIAL STATEMENTS
                            (Expressed in US dollars)

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1999
                      (Unaudited - Prepared by Management)


TIBERON RESOURCES LTD.
BALANCE SHEETS
(Expressed in US dollars)
(Unaudited - Prepared by Management)

===================================================================================================================================

                                                                                                   June 30,           December 31,
                                                                                                       1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)              (Audited)
ASSETS

CURRENT
     Cash                                                                            $                8,563 $               19,292

     Prepaid expenses                                                                                   -                      757
                                                                                     ---------------------- ----------------------

                                                                                                      8,563                 20,049

ORGANIZATIONAL COSTS, net of accumulated amortization                                                   898                  1,018
                                                                                     ---------------------- ----------------------

                                                                                     $                9,461 $               21,067
===================================================================================================================================
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued liabilities                                        $                1,390 $                  -
                                                                                     ---------------------- ----------------------


SHAREHOLDERS' EQUITY (Note 2)
     Preferred stock, $0.01 par value,
         1,000,000 shares authorized, none outstanding
     Common stock, $0.001 par value,
         50,000,000 shares authorized,
         8,050,000 shares issued and outstanding                                                      8,050                  8,050
     Additional paid in capital                                                                      22,955                 22,955
     Deficit accumulated                                                                           (22,934)                (9,938)
                                                                                     ---------------------- ----------------------

                                                                                                      8,071                 21,067
                                                                                     ---------------------- ----------------------

                                                                                     $                9,461 $               21,067
===================================================================================================================================








   The accompanying notes are an integral part of these financial statements.


TIBERON RESOURCES LTD.
STATEMENTS OF  OPERATIONS  AND DEFICIT  (Expressed  in US dollars)  (Unaudited -
Prepared by Management)

==============================================================================================================================

                                                                      Cumulative
                                                                         Amounts
                                                                            From             Six Month
                                                                    Inception to          Period Ended            Year Ended
                                                                        June 30,              June 30,          December 31,
                                                                            1999                  1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)            (Unaudited)               (Audited)


REVENUE                                                                      -    $                -    $                -
                                                            --------------------  --------------------  --------------------

EXPENSES
     Accounting and audit                                                  2,733                 1,733                 1,000
     Administration                                                          690                   690                   -
     Amortization                                                            300                   120                   180
     Bank charges                                                             66                    66                   -
     Consulting                                                            5,573                 2,300                 3,273
     Filing fees                                                              85                    85                   -
     Legal                                                                11,146                 7,158                 3,988
     Office and miscellaneous                                                667                   370                   297
     Transfer agent                                                        1,068                 1,068                   -
     Foreign exchange (gain) loss                                            606                 (594)                 1,200
                                                            --------------------  --------------------  --------------------

                                                                          22,934                12,996                 9,938
                                                            --------------------  --------------------  --------------------

NET LOSS FOR THE  PERIOD                                    $           (22,934)  $           (12,996)  $             (9,938)
=============================================================================================================================
=============================================================================================================================

PER SHARE INFORMATION:
     Weighted average number
     of common shares outstanding - basic                                                   8,050,000              5,091,887
=============================================================================================================================
=============================================================================================================================

NET LOSS PER COMMON SHARE - basic                                                 $               -     $                -
=============================================================================================================================










   The accompanying notes are an integral part of these financial statements.



TIBERON RESOURCES LTD.
STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in US dollars)
(Unaudited - Prepared by Management)

====================================================================================================================================


                                                              Common Stock               Additional
                                                    --------------------------------           Paid      Accumulated
                                                             Shares           Amount      in Capital         Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT INCEPTION                                            -    $           -   $           -   $           -   $           -

Issuance of stock for repayment of advances
at $0.0025 per share (Note 4)                             2,000,000            2,000           3,000             -             5,000

Issuance of stock for cash at $0.0025 per
share (net of issuance costs) (Note 2)                    6,000,000            6,000           6,547             -            12,547

Issuance of stock for cash at $0.30 per share
(net of issuance costs) (Note 2)                             50,000               50          13,408             -            13,458

Net loss for the year                                           -                -               -           (9,938)         (9,938)
                                                    ---------------  --------------- --------------- --------------- ---------------

BALANCE AT DECEMBER 31, 1998 (audited)                    8,050,000            8,050          22,955         (9,938)          21,067

Net loss for the period                                         -                -               -          (12,996)        (12,996)
                                                    ---------------  --------------- --------------- --------------- ---------------

BALANCE AT JUNE 30, 1999 (unaudited)                      8,050,000  $         8,050 $        22,955 $      (22,934) $         8,071
====================================================================================================================================
====================================================================================================================================



















   The accompanying notes are an integral part of these financial statements.


TIBERON RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited - Prepared by Management)

=============================================================================================================================
                                                                      Cumulative
                                                                         Amounts
                                                                            From             Six Month
                                                                    Inception to          Period Ended            Year Ended
                                                                        June 30,              June 30,          December 31,
                                                                            1999                  1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)            (Unaudited)                (Audited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                     $           (22,934)  $           (12,996)  $            (9,938)
Adjustments to reconcile net loss to net cash
     Decrease in prepaids                                                    -                     757                 (757)
     Increase in accounts payable and accrued liabilities                  1,390                 1,390                   -
     Amortization                                                            300                   120                   180
                                                            --------------------  --------------------  --------------------

     Net cash used in operating activities                              (21,244)              (10,729)              (10,515)
                                                            --------------------  --------------------  --------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                                  (1,198)                   -                 (1,198)
                                                            --------------------  --------------------  --------------------

     Net cash used in investing activities                               (1,198)                   -                 (1,198)
                                                            --------------------  --------------------  --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock issuance, net of issuance costs                  26,005                   -                  26,005
     Proceeds from stock issuance for repayment of advances                5,000                   -                   5,000
                                                            --------------------  --------------------  --------------------

     Net cash provided by financing activities                            31,005                   -                  31,005
                                                            --------------------  --------------------  --------------------


CHANGE IN CASH FOR THE PERIOD                                              8,563              (10,729)                19,292


CASH POSITION, BEGINNING OF PERIOD                                           -                  19,292                   -
                                                            --------------------  --------------------  --------------------


CASH POSITION, END OF PERIOD                                $              8,563  $              8,563  $             19,292
=============================================================================================================================
=============================================================================================================================

ISSUANCE OF STOCK FOR REPAYMENT OF ADVANCES                 $              5,000  $                -    $              5,000
=============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

TIBERON RESOURCES LTD.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
JUNE 30, 1999
(Unaudited - Prepared by Management)

================================================================================

1.       SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         The Company was incorporated on April 10, 1998, in the State of Nevada. The Company is in the exploration stage and has entered into an agreement to purchase mineral property claims located in Manitoba, Canada (see Note 3). At this initial stage the Company is investing in mineral properties.

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

         LOSS ON FOREIGN CURRENCY TRANSLATION

         The Company's functional currency is the US Dollar, however the cash is held in a Canadian bank account. Therefore, foreign currency translation resulted in an aggregate exchange loss of $606 for the period.


2.       SHAREHOLDERS' EQUITY

         As of August 31, 1998, 6,000,000 shares of stock were issued to various investors at $0.0025 per share for cash of $15,000, pursuant to the Company's Regulation D, Rule 504 offering ("Rule 504"). Issuance costs were $2,453.

         In addition, during September 1998, the Company completed a second Regulation D, Rule 504 offering and issued 50,000 shares of its $0.001 par value common stock to various investors at $0.30 per share for cash of $15,000. Issuance costs were $1,542.


3.       COMMITMENTS AND CONTINGENCIES

         The Company entered into an Agreement on April 28, 1998, to acquire the rights to mineral claims and explore for copper, nickel and cobalt in Manitoba, Canada. The agreement is made with an unrelated third party. The terms of the agreement require the Company to pay a total of CDN$50,000 (approximately US$33,500) which is payable on April 28, 2000.

TIBERON RESOURCES LTD.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
JUNE 30, 1999
(Unaudited - Prepared by Management)

================================================================================

3.       CONT'D...

         The agreement also requires the Company to fund a CDN$40,000 (approximately US$26,500) work program by April 28, 1999, which has been extended to September 28, 1999. An additional CDN$50,000 (approximately US$33,500) work program is to be completed by April 28, 2000.


4.       RELATED PARTY TRANSACTIONS

         During 1998, associates of the sole officer and director of the Company advanced the Company $5,000 for a legal retainer which was reimbursed to the associates through the issuance of 2,000,000 shares of common stock.


5.       INCOME TAXES

         The Company has a Federal net operating loss carryforward of approximately $9,900 expiring in 2018 and $12,996 expiring in 2019. This carryforward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.


6.       YEAR 2000

         The Company has assessed its exposure to date sensitive computer programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities on which the Company's operations rely will be 2000 compliant, the Company remains susceptible to consequences of the Year 2000 issue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since incorporation on April 10, 1998, the Company has been a natural resource company engaged in the acquisition of mineral properties. As of the filing of this report, the Company's sole focus is in Canada. From inception to the date of this report, the Company had no revenue. Management believes the Company has sufficient working capital to fund the Company's operations through October 31, 1999. For the six months ended June 30, 1999, the Company recorded a net loss of $12,996, which included the following costs and expenses: legal ($7,158); consulting ($2,300); and accounting and audit ($1,733). For the six months ended June 30, 1999, the Company recognized a gain on foreign currency translation of $594.

         The Company's primary source of working capital has been through the sale of Common Stock. Since incorporation, the Company has received $31,005 of net proceeds from sales of Common Stock. Management anticipates additional offerings of Common Stock to fund the required $40,000 work program. Cash flows from operations since incorporation reflect net cash used in operating activities of $21,244, and net cash used in investing activities of $1,198. Since the Company currently has no significant source of revenue, the Company's working capital will continue to be depleted by operating expenses and outlays required for the property.

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

               11                Statement Regarding Computation of Per Share Earnings                            See Financial
                                                                                                                    Statements
               27                Financial Data Schedule                                                                14

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


                                         TIBERON RESOURCES LTD.
                                         (Registrant)


  Date:      August 14, 1999             By:    /S/REG HANDFORD
                                            ---------------------------------
                                                Reg Handford, President

                                   Exhibit 27

                             Financial Data Schedule