Form 10QSB
period 1999-09-30
TIBERON RESOURCES LTD
filed 1999-11-15
CIK 1064624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

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

    8,050,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF NOVEMBER 1, 1999

         Transitional Small Business Disclosure Format (check one); Yes__ No _X_

Exhibit index on page10                                       Page 1 of 13 pages
                     --                                                 --

                             TIBERON RESOURCES LTD.


                              FINANCIAL STATEMENTS
                            (EXPRESSED IN US DOLLARS)


                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999
                      (UNAUDITED - PREPARED BY MANAGEMENT)


TIBERON RESOURCES LTD.
BALANCE SHEETS
(Expressed in US dollars)
(Unaudited - Prepared by Management)

==============================================================================================================================

                                                                                                September 30,    December 31,
                                                                                                         1999            1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (Audited)

ASSETS

CURRENT
    Cash                                                                                    $            809   $      19,292
    Prepaid expenses                                                                                      -              757
                                                                                            ----------------   -------------
                                                                                                         809          20,049

ORGANIZATIONAL COSTS, net of accumulated amortization                                                    838           1,018
                                                                                            ----------------   -------------
                                                                                            $          1,647   $      21,067
==============================================================================================================================
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                $            500   $          -
                                                                                            ----------------   -------------


SHAREHOLDERS' EQUITY (Note 2)
    Preferred stock, $0.01 par value,
       1,000,000 shares authorized, none outstanding
    Common stock, $0.001 par value,
       50,000,000 shares authorized,
       8,050,000 shares issued and outstanding                                                         8,050           8,050
    Additional paid in capital                                                                        22,955          22,955
    Deficit accumulated                                                                              (29,858)         (9,938)
                                                                                            ----------------   -------------

                                                                                                       1,147          21,067
                                                                                            ----------------   -------------

                                                                                            $          1,647   $      21,067
==============================================================================================================================

   The accompanying notes are an integral part of these financial statements.


TIBERON RESOURCES LTD.
STATEMENTS OF  OPERATIONS  AND DEFICIT  (Expressed  in US dollars)  (Unaudited -
Prepared by Management)



                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From          Nine Month
                                                                               Inception to        Period Ended         Year Ended
                                                                              September 30,       September 30,       December 31,
                                                                                       1999                1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      (Audited)



REVENUE                                                                     $           -      $           -      $           -
                                                                            --------------     ---------------    ---------------

EXPENSES
    Accounting and audit                                                             3,125               2,125              1,000
     Administration                                                                    690                 690                -
    Amortization                                                                       360                 180                180
    Bank charges                                                                       124                 124                -
    Consulting                                                                       6,240               2,967              3,273
     Filing fees                                                                        85                  85                -
    Legal                                                                           16,473              12,485              3,988
    Office and miscellaneous                                                           727                 430                297
    Transfer agent                                                                   1,309               1,309                -
    Foreign exchange (gain) loss                                                       725                (475)             1,200
                                                                            --------------     ---------------    ---------------

                                                                                    29,858              19,920              9,938
                                                                            --------------     ---------------    ---------------

NET LOSS FOR THE  PERIOD                                                    $      (29,858)    $       (19,920)   $        (9,938)
===================================================================================================================================
===================================================================================================================================


PER SHARE INFORMATION:
    Weighted average number
    of common shares outstanding - basic                                                              8,050,000          5,091,887
===================================================================================================================================
===================================================================================================================================


NET LOSS PER COMMON SHARE - basic                                                              $         (0.002)  $            -
=========================================================================== ================== ================== =================



   The accompanying notes are an integral part of these financial statements.



TIBERON RESOURCES LTD.
STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in US dollars)
(Unaudited - Prepared by Management)

====================================================================================================================================

                                                                                       Additional
                                                          Common Stock                       Paid       Accumulated
                                                  ------------------------------
                                                           Shares         Amount       in Capital           Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------


BALANCE AT INCEPTION                                         -    $         -     $          -    $            -    $          -


Issuance of stock for repayment of advances at
$0.0025 per share (Note 4)                             2,000,000          2,000            3,000               -             5,000

Issuance of stock for cash at $0.0025 per share
(net of issuance costs) (Note 2)                       6,000,000          6,000            6,547               -            12,547

Issuance of stock for cash at $0.30 per share
(net of issuance costs) (Note 2)                          50,000             50           13,408               -            13,458

Net loss for the year                                        -              -                -              (9,938)         (9,938)
                                                  --------------  -------------   --------------  ----------------  --------------

BALANCE AT DECEMBER 31, 1998 (audited)                 8,050,000          8,050           22,955            (9,938)         21,067

Net loss for the period                                      -              -               -              (19,920)        (19,920)
                                                  --------------  -------------   --------------  ----------------  --------------

BALANCE AT SEPTEMBER 30, 1999                          8,050,000  $       8,050   $       22,955  $        (29,858) $        1,147
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


TIBERON RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited - Prepared by Management)

====================================================================================================================================
                                                                                    Cumulative
                                                                                       Amounts
                                                                                          From        Nine Month
                                                                                  Inception to      Period Ended        Year Ended
                                                                                 September 30,     September 30,      December 31,
                                                                                          1999              1999              1998
--------------------------------------------------------------------------- ------------------ ----------------- -----------------
                                                                                                                     (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                                     $         (29,858) $        (19,920) $         (9,938)
Adjustments to reconcile net loss to net cash
    Decrease in prepaids                                                                  -                 757              (757)
    Increase in accounts payable and accrued liabilities                                  500               500               -
    Amortization                                                                          360               180               180
                                                                            -----------------  ----------------- -----------------

    Net cash used in operating activities                                             (28,998)          (18,483)          (10,515)
                                                                            -----------------  ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization costs                                                                 (1,198)              -              (1,198)
                                                                            ------------------ ----------------- -----------------

    Net cash used in investing activities                                              (1,198)              -              (1,198)
                                                                            ------------------ ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stock issuance, net of issuance costs                                26,005               -              26,005
    Proceeds from stock issuance for repayment of advances                              5,000               -               5,000
                                                                            ------------------ ----------------- -----------------

    Net cash provided by financing activities                                          31,005               -              31,005
                                                                            ------------------ ----------------- -----------------


CHANGE IN CASH FOR THE PERIOD                                                             809           (18,483)           19,292


CASH POSITION, BEGINNING OF PERIOD                                                        -              19,292               -
                                                                            ------------------ ----------------- -----------------


CASH POSITION, END OF PERIOD                                                $             809  $            809   $        19,292
==================================================================================================================================
==================================================================================================================================

ISSUANCE OF STOCK FOR REPAYMENT OF ADVANCES                                 $           5,000  $            -    $          5,000
==================================================================================================================================


   The accompanying notes are an integral part of these financial statements.

TIBERON RESOURCES LTD.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
SEPTEMBER 30, 1999
(Unaudited - Prepared by Management)

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

         LOSS ON FOREIGN CURRENCY TRANSLATION

         The Company's functional currency is the US Dollar, however the cash is held in a Canadian bank account. Therefore, foreign currency translation resulted in an aggregate exchange loss of $725 for the period.


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

TIBERON RESOURCES LTD.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
SEPTEMBER 30, 1999
(Unaudited - Prepared by Management)

================================================================================



3.       CONT'D...

         The agreement also requires the Company to fund a CDN$40,000 (approximately US$26,500) work program by April 28, 1999, which has been extended to March 28, 2000. An additional CDN$50,000 (approximately US$33,500) work program is to be completed by April 28, 2000.


4.       RELATED PARTY TRANSACTIONS

         During 1998, associates of the sole officer and director of the Company advanced the Company $5,000 for a legal retainer which was reimbursed to the associates through the issuance of 2,000,000 shares of common stock.


5.       INCOME TAXES

         The Company has a Federal net operating loss carryforward of approximately $9,900 expiring in 2018 and $19,920 expiring in 2019. This carryforward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since incorporation on April 10, 1998, the Company has been a natural resource company engaged in the acquisition of mineral properties. As of the filing of this report, the Company's sole focus is in Canada. From inception to the date of this report, the Company had no revenue. Management believes the Company has sufficient working capital to fund the Company's operations through January 2000. For the nine months ended September 30, 1999, the Company recorded a net loss of $19,920, which included the following costs and expenses: legal ($12,485); consulting ($2,967); and accounting and audit ($2,125). For the nine months ended September 30, 1999, the Company recognized a gain on foreign currency translation of $475.

         The Company's primary source of working capital has been through the sale of Common Stock. Since incorporation, the Company has received $31,005 of net proceeds from sales of Common Stock. Management anticipates additional offerings of Common Stock to fund the required $40,000 work program. Cash flows from operations since incorporation reflect net cash used in operating activities of $28,998, and net cash used in investing activities of $1,198. Since the Company currently has no significant source of revenue, the Company's working capital will continue to be depleted by operating expenses and outlays required for the property.

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

          11           Statement Regarding Computation of Per Share Earnings                         See Financial Statements

          27           Financial Data Schedule                                                                   12

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


                                            TIBERON RESOURCES LTD.
                                            (Registrant)


Date:    November 12, 1999                  By:/S/REG HANDFORD
                                               --------------------------
                                                  Reg Handford, President

                                   Exhibit 27

                             Financial Data Schedule