Form 10KSB
period 1999-12-31
TIBERON RESOURCES LTD
filed 2000-04-14
CIK 1064624

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-25825

                             TIBERON RESOURCES LTD.
                 (Name of small business issuer in its charter)

             NEVADA                                            91-1921237
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)

        11930 MENUAL BOULEVARD N.E., #107, ALBUQUERQUE, NEW MEXICO 87112
               (Address of principal executive offices)          (Zip Code)

         Issuer's telephone number, including area code: (505) 289-8235

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year. $00.00

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2000: $35,000

  Number of shares outstanding of registrant's Common Stock, $0.001 par value, as of March 26, 2000: 8,050,000

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes No X

Exhibit index on consecutive page ____                       Page 1 of ___ Pages

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

Tiberon Resources Ltd. (the "Company") was organized under the laws of the State of Nevada on April 10, 1998, to acquire mining claims and explore for minerals in Manitoba, Canada.

MINING CLAIMS

On April 28, 1998, the Company and Carey Whitehead, a non-affiliate, entered into an Agreement (the "Agreement") whereby the Company acquired Falcon claims 25, 26 and 27 (the "Mining Claims"). In return, the Company agreed to pay Mr. Whitehead a total of $50,000, of which $25,000 was due on September 28, 1999, and the remaining $25,000 was due by April 28, 2000. In addition, the Company was required to fund a $40,000 work program by September 28, 1999, and an additional $50,000 work program by April 28, 2000. The Company was also required to pay a 2.5% royalty on the net smelter return to Mr. Whitehead.

On March 28, 2000, the Company received an extension of time from Mr. Whitehead within which to comply with the payments and capital expenditures. Pursuant to the extension, the Company is now required to pay Mr. Whitehead $25,000 on September 28, 2000, and the remaining $25,000 on September 28, 2001. The $40,000 work program must now be funded by September 28, 2000, with an additional $50,000 by September 28, 2001.

The Mining Claims are exploration property and do not have any proven mineral reserves. Should mineral reserves be discovered on the property, it is anticipated that the minerals would be predominately nickel-copper-cobalt sulfides which would be removed from the raw ore and concentrated sulfides. A facility to reduce these minerals to their primary elements could be constructed on or near the property, or if the sulfides are of sufficient size, they could be shipped and sold.

The Company has not retained a geologist to explore the mining claims. Management anticipates that Mr. Halterman, the Company's sole director, will perform the exploration programs. See Part III Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. It is anticipated that Mr. Halterman will charge between $350 and $500 per day, plus expenses. If Mr. Halterman does not perform the exploration, the Company does not anticipate any difficulties in retaining a geologist, at similar rates. Should economically feasible mineral deposits exist, the Company will require additional capital and expertise to develop the property. This may include some form of a joint venture.

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

Management believes the Company's target market is either refiners of nickel-copper-cobalt sulfide or end users of the primary metals. There are many individuals and companies which compete within this target market. Russia is the largest producer of nickel followed closely by Canada. However, the nickel market, similar to other primary metal markets, has declined significantly over the last several years. Nickel prices are at a ten (10) year low and have been predicted to stay near this level for the next several years. The long-term outlook appears to be more positive. Companies within Japan and the United
States are in the process of creating electric vehicles which are powered by nickel-metal hydride, nickel-cardmium, or sodium-nickel batteries. This might increase the demand for nickel. Management believes that open markets and trading exchanges would be used to sell and delivery the metals which are not encumbered under contractual agreements.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY

There are also many individuals and companies which are engaged in the mining business, which is a highly competitive and speculative business atmosphere. Some of which are very large, established mining companies with substantial capabilities and long earning records. The Company may be at a competitive disadvantage in acquiring mining properties or in purchasing, leasing, or obtaining mining equipment since it must compete with these individuals and companies, most of which have greater financial resources and larger technical staffs than the Company. There can be no assurance that the Company will be successful in prospecting for or acquiring additional mining claims or leases, or in arranging for their exploration or development.

PRICE FLUCTUATIONS

The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to such shortages and that further price escalations will increase the costs to the Company. The Company might have to manufacture its own mining and processing equipment.

The prices of minerals are controlled by the world market, with significant emphasis on the United States and Canadian markets; thus, competitive pricing behaviors are considered unlikely; however, competition in the mineral industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. The Company is relatively small compared to other mineral exploration companies and may have difficulty acquiring additional acreage and/or projects and arranging for the transportation of product, in the event the Company is successful in its exploration efforts.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS

At this time, the Company does not offer or sell any products or services; however, it is required to obtain permits for exploratory activities.

Compliance with environmental quality requirements and reclamation laws imposed by the Canadian governmental authorities may also necessitate significant capital outlays, materially affect the Company's ability to generate revenues, or cause material changes in the Company's intended activities. Regulatory compliance will depend upon the stage of mining process. The planning stage could require archeological and rare and endangered species clearances. Should the Mining Claims contain economically feasible mineral deposits, then an
Environmental Base Line Survey, an Environmental Assessment, and an Environmental Impact Statement could have to be created. This could also include compliance with the clean water and air regulations. Should the Company commence mining activities, then the Company could have to comply with governmental requirements relating to hazardous substance use and control, air emission standards, waste water discharge, ambient noise levels, and employee safety. No assurance can be given that environmental standards imposed by any governmental authority will not be changed or become more stringent, thereby possibly materially and adversely affecting the proposed activities of the Company. At this time, the Company is not able to estimate the cost of compliance with all applicable governmental regulations.

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs through their effect on mineral exploration, development and production operations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Company anticipates that there will be continuing changes. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose the Company to liability for the conduct of operations or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and other businesses throughout Canada, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on the Company's operations. In addition, the Company's existing and proposed operations could result in liability for fires, blowouts, spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

The Company believes it is presently in compliance with all applicable environmental laws, rules or regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on the Company's present and contemplated business operations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on the Company's current and future operations.

RELIANCE ON WATER

Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration drilling, leaching, placer mining, dredging, testing, and hydraulic mining. The Company has not determined the availability of water for any of the properties it has acquired, and it has not determined the cost of compliance with any water quality restrictions. Furthermore, any water that may be found will be subject to acquisition pursuant to state, federal and foreign water law, and its use will be subject to regulation pursuant to local, state, federal and foreign water quality standards. Both the lack of available water and the cost of complying with water quality restrictions may make an otherwise viable project economically impossible to complete. If the Mining Claims warrant development, such a determination will be made while planning a development program. At this time, management does not expect any significant difficulties with respect to this matter.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

The Company has no employees, other than its sole officer, Mr. Reg Handford, and its sole director, Mr. Leroy Halterman, both of whom are serving without compensation. It is anticipated that the Company will have employees in the future. As President, Secretary and Treasurer of the Company, Mr. Handford is responsible for conducting the day-to-day operations of the Company. Since the Company's inception, Mr. Handford has spent approximately eighty (80) hours on organizing documentation, property acquisitions and seeking capital for the Company.

The Company's officers and directors may become involved with other companies that have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and officers or directors of the Company are presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another exploration company they are affiliated with, they will disclose the opportunity to all such companies.

RISK FACTORS

In addition to those described above, the Company's proposed business is subject to numerous risk factors, including the following:

LIMITED OPERATING HISTORY AND MINIMAL ASSETS.

We have had a limited operating history and have no significant assets or financial resources. We have had no operations other than to negotiate the Agreement to acquire the Mining Claims. We have not commenced our work program, and there is no assurance that proven mineral reserves exist. As such, investment in our securities should be considered as the placing of funds at high risks in an new or "start-up" venture with all the unforeseen costs, expenses, problems and difficulties to which such ventures are subject.

ACCUMULATED LOSSES.

From inception through December 31, 1999, the Company incurred an accumulated net loss of $34,943. To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its mining property acquisitions and the exploration and development of these properties. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until mineral reserves are located, if at all. This may result in the Company incurring a net operating loss that will increase continuously. There can be no assurances that the Company will be able to successfully develop any properties and achieve profitability from its operations.

MINIMAL PUBLIC MARKET.

As of March 26, 2000, there has been no reported trading of the Company's common stock. The market, if any, is minimal or non-existent. There can be no assurances that a market will develop. Consequently, a holder of the Company's Common Stock may not be able to liquidate his or her investment in the event of an emergency and shares of the Company's common stock may not be accepted as collateral for loans.

EXPLORATION AND PRODUCTION RISKS.

The business of exploring for and mining mineral reserves involves a substantial risk of investment loss which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Exploratory drilling involves the risk that the holes will be unproductive or that, although productive, the holes will not result in mineral reserves. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any exploratory drill. Adverse weather conditions can also hinder drilling operations. As with any exploratory mining property, there can be no assurance that mineral reserves will be located or produced from the properties in which the Company may obtain an interest, either directly or indirectly, including the Mining Claims. In addition, the marketability of mineral reserves which may be acquired or discovered will be affected by numerous factors beyond the control of the Company. These factors include the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, and environmental protection, to name a few. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in the Company not receiving an adequate return on invested capital. There is no assurance that mineral reserves in commercial quantities will be discovered by the Company.

SPECULATIVE NATURE OF THE MINERAL INDUSTRY.

Exploration for minerals is highly speculative and involves greater risks than many other businesses. The search for valuable minerals often results in the failure to discover mineralization or the discovery of mineralization which will not return a profit over the costs incurred. The Company's operations will be subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties.

FINANCING RISKS.

As of December 31, 1999, the Company had cash of $1,229, and had anticipated exploration and development expenditures, completion costs and ongoing overhead for the remainder of the 2000 calendar year totaling not less than approximately $65,000.

The Company has relied on the sale of its equity capital to fund the acquisition of the Mining Claims and working capital. It has no assurance that additional funding will be available to it to fund the acquisition, exploration or development of the Mining Claims. There can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable to the Company. Failure to generate operating cash flow or obtain additional financing could result in the Company losing its interest in the Mining Claims, or delay or indefinite postponement of further exploration and development of any new projects in which the Company acquires an interest.

UNINSURABLE RISKS.

Although management believes the Company will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, the Company has yet to acquire such insurance. The Company may suffer losses before obtaining insurance, from uninsurable hazards, or from hazards which insurance does not insure against because of high premium costs or other reasons. By drilling exploratory holes, the Company may become subject to liability for pollution, fire, explosion, blow-outs, cratering and other events against which it cannot insure or against which it may elect not to insure. Such events could result in substantial damage to the Mining Claims, equipment, and other property and personal injury. The payment of any such liabilities may have a material, adverse effect on the Company's financial position.

NO ASSURANCE OF TITLES.

It is the practice of the Company in acquiring exploratory properties and mining claims not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under the claim. Rather, the Company will rely upon the judgment its management and third parties who perform the field work in examining records in the appropriate governmental office before attempting to place under claim a specific mineral interest. This practice is widely followed in the exploration of mineral reserves. It does happen, as a result of such examinations, that certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. IT DOES HAPPEN, FROM TIME TO TIME, THAT THE LEGAL EXAMINATIONS REVEAL THAT EXPLORATORY PROPERTIES AND MINING CLAIMS ARE WORTHLESS, HAVING BEEN PURCHASED IN ERROR FROM A PERSON WHO IS NOT THE OWNER OF THE MINERAL INTEREST DESIRED. IN SUCH INSTANCES, THE AMOUNT PAID FOR SUCH EXPLORATORY PROPERTY AND MINING CLAIM IS GENERALLY LOST. To date, the Company has not lost any titles to exploratory properties or mining claims, and the Company is not aware of any facts that may subject the Mining Claims to being lost as a result of faulty titles.

ENVIRONMENTAL REGULATIONS.

In general, the exploration and proposed mining activities of the Company are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on the Company's operations or financial condition to date. Specifically, the Company is subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires mining sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and the Company is unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry.

The Company believes that its operations comply, in all material respects, with all applicable environmental regulations.

GOVERNMENTAL REGULATIONS.

Mineral exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the mining industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the mining industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the mining industry increases the Company's cost of doing business and, consequently, affects its profitability. There is no assurance that laws and regulations enacted in the future will not adversely affect the mining industry. However, since these regulations generally apply to all exploratory and mining companies, management of the Company believes that these regulations should not put the Company at a material disadvantage with respect to other exploratory and mining companies.

Mining claims rights may be held by individuals or corporations and, in certain circumstances, by governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.

COPPER, NICKEL AND COBALT PRICES.

In recent decades, there have been periods of both worldwide overproduction and underproduction of various minerals, including copper, nickel and cobalt. Such conditions have resulted in periods of excess supply of, and reduced demand for, these minerals on a domestic and worldwide basis. The excess or short supply of these minerals placed pressures on prices and has resulted in dramatic price fluctuations. If mineral reserves are located within the Mining Claims, of which there can be no assurance, it may not be commercially feasible to commence mining operations.

COMPETITION.

The exploratory and mining industries are intensely competitive and the Company competes with other companies which have greater resources. Many of such companies not only explore for and mine for copper, nickel and cobalt, but also carry on distribution operations and market the minerals and other products on a worldwide basis. Such companies may be able to pay more for productive mineral properties and exploratory prospects to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is no assurance that the Company will be able to effectively compete against such companies.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH.

Because of its small size, the Company desires to grow rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on the Company's financial, technical, operational and administrative resources. As the Company expands its activities and increases the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical and administrative resources. The failure to continue to upgrade the Company's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geologists and engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL.

The success of the Company's operations and activities is dependent to a significant extent on the efforts and abilities of its management. The loss of services of any of its management could have a material adverse effect on the Company. The Company has not obtained "key man" insurance for any of its management.

ADEQUATE LABOR.

In the event the Company needs to employ additional personnel, it will need to recruit qualified personnel to staff its operations. The Company believes that such personnel currently are available at reasonable salaries and wages in the geographic areas in which the Company operates. There can be no assurance, however, that such personnel will be available in the future. In addition, it cannot be predicted whether the labor staffing at any of the Company's projects will be unionized, which may result in potentially higher operating costs.

DIVIDEND RISKS.

The Company has not paid any dividends on its common shares and does not intend to pay dividends on its common shares in the immediate future. Any decision to pay dividends on its common shares in the future will be made by the board of directors on the Company on the basis of earnings, financial requirements and other such conditions that may exist at that time.

AUTHORIZATION OF PREFERRED STOCK.

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value per share. As of the date of this filing, no shares of preferred stock have been issued. The Company's preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as our board of directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common stock.

SCARCITY OF AND COMPETITION FOR MINING PROPERTIES AND MINERAL RESERVES.

The Company is and will continue to be an insignificant participant in the business of exploration and mining of mineral reserves. A large number of established and well-financed entities, including international mining conglomerates, are active participants in the exploration and mining of mineral reserves. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and successfully completing exploration activities. Moreover, we will also compete in with numerous other small public and private companies.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

While exploring for mineral reserves, management will only be devoting part-time efforts to the business of the Company. The officers and directors of the Company do not have written employment agreements with the Company and are not expected to have one in the foreseeable future. The Company has not obtained key man life insurance on Messrs. Handford and Halterman. Notwithstanding the limited experience and time commitment of management, the loss of the services of Messrs. Handford and Halterman would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL.

The officer and director of the Company may participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the event that the Company's officer and director are involved in the management of any firm with which the Company transacts business. The officer and director of the Company may have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict will disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such a participation or such terms.

In accordance with the laws of the State of Nevada, the directors of the Company are required to act honestly and in good faith with a view to the best interests of the Company. In determining whether or not the Company will participate in a particular program, exploration or mining endeavor, the director will primarily consider the degree of risk to which the Company may be exposed and its financial position at that time.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION.

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the copper, nickel and cobalt mined in Manitoba, Canada. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified the minerals, there is no assurance we will be successful in our operations.

LACK OF  DIVERSIFICATION.

The Company's business is limited to the exploration and mining of minerals. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within the exploration and mining industries and, therefore, increase the risks associated with our operations.

"PENNY" STOCK REGULATION OF BROKER-DEALER  SALES OF COMPANY SECURITIES.

For transactions covered by Rule 15g-9 under the Securities Exchange Act of 1934, a broker-dealer must furnish to all investors in penny stocks, a risk disclosure document required by the rule, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement.

A penny stock means any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1
(ii) authorized or approved for authorization upon notice of issuance, for quotation on the Nasdaq NMS ; (iii) that has a price of five dollars or more or
 . . . . (iv)  whose  issuer  has net  tangible  assets in  excess of  $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

FORWARD LOOKING STATEMENTS.

Because management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), the Company cautions readers regarding forward looking statements found in this registration statement and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements based not on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in many forward looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(D) of the Securities Exchange Act of 1934, as amended, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with an initial public offering.


ITEM 2.           DESCRIPTION OF PROPERTY.

MINING CLAIMS

Pursuant to a written report by Leonard Gal, M.Sc. P. Geo., which was created on behalf of the Company and dated April 23, 1998, the Company received the following recommendations and description of the Mining Claims:

     "The Falcon 25-27 claim group is composed of three contiguous claims covering 35 hectares, located 34 km east - northeast of Winnipeg, Manitoba, Canada. These claims cover parts of the eastern periphery of a large geophysical anomaly (magnetic and gravity), presently being explored by ProAm Explorations Corporation in the Selkirk area. Essentially the entire geophysical anomaly and the surrounding ground has been staked by various parties. The geophysical feature is thought to represent an ultramafic / mafic complex in the Precambrian rocks underlying the Phanerozoic cover, based on geophysical and limited drill hole data. The magnetic and gravity responses of the anomaly bear many similarities to those of the Sudbury basin in Ontario. The exploration target based on the geophysical data, as well as limited core drilling into the Precambrian basement, is magmatic copper nickel (+ cobalt) such as at Sudbury, Thompson, Manitoba or Voisey's Bay, Labrador. Potential for platinum group elements (PGE) and/or chromite similar to the layered ultramafic complexes of Bushveld in South Africa or Stillwater in Montana also exists. The Falcon 25-27 claims cover the southern flank of a moderate positive magnetic anomaly, and are approximately 10km east-southeast of a strong magnetic high feature that likely represents an offshoot or satellitic node of the main geophysical feature at Selkirk. The gravity data for the Falcon 25-27 claims is quite uniform, although it is based on a 1950s government - produced map with very few data points. It is considered that there is some potential on the Falcon 25-27 claims to host magmatic Ni-Cu, PGE- chromite or other deposits hosted by ultramafic - mafic complexes below the Paleozoic cover rocks. In addition, volcanogenic massive sulphide or iron formation hosted gold deposits may occur within the greenstone belt that is thought to form the basement rocks in the area. A program of existing data compilation, to precede detailed airborne magnetic and ground gravity surveys is recommended to outline initial targets. Follow up work might include advanced ground geophysical methods, leading to the refinement of initial targets that would then be tested by drilling.

     INTRODUCTION

     This report summarizes the exploration and economic potential of the Falcon 25-27 claims located near Beausejour, Manitoba, Canada. Tiberon Resources Ltd. has acquired the Falcon 25-27 claims from Mr. Carey Whitehead. The Falcon 25-27 claims cover parts of the peripheral flank of a large scale (36km x 20km) elliptical gravity anomaly, with a coincident fringing ring of magnetic highs. The source of these anomalies is in the Precambrian basement rocks underlying 100-200m of Phanerozoic cover. The main part of the geophysical feature centered 29km to the west, is held by ProAm Explorations Corporation, who are presently carrying out a drill program. The exploration model cited by ProAm Explorations Corporation is an ultramafic - mafic lopolithic intrusion within a greenstone belt. This model fits the observed gravity, magnetic and limited drill hole data. The exploration target is magmatic Ni-Cu-Co deposits (Sudbury, Voisey's Bay), and/or chromite
     - platinum group element deposits (Bushveld, Stillwater). The greenstone belt has further potential to host VMS or iron formation gold deposits. As well, there are indications of mineralization within the Phanerozoic rocks in the area. The Falcon 25-27 claims of Tiberon Resources Ltd. are positioned at the flanks of this large anomaly, and cover magnetic features that are possibly related to the large scale magnetic and gravity anomalies.

     LOCATION AND ACCESS

     The Falcon 25-27 claims are centered 25km southeast of Selkirk and approximately 34 kilometers east-northeast of Winnipeg, Manitoba, Canada. The town of Beausejour is close to the claims. The proximity to smaller towns and the major city of Winnipeg assures an excellent transportation and power infrastructure, and a supplies and services base. Exploration can thus continue all year round in a cost - effective manner. Winnipeg is the hub of rail transport in central Canada, with connections to the U.S. are also in place. The Falcon 25-27 claims are located within surveyed prairie lands. North-south and east-west aligned section roads, 1 mile apart, afford road access to virtually all parts of the claims. The location of the Falcon 25-27 claims is presented in Figure 1.

     PROPERTY DESCRIPTION

     The Falcon 25-27 claim group comprises 3 claims with a total area of 35 ha. The Falcon claims were staked by Mr. Carey Whitehead, and were subsequently acquired by Tiberon Resources Ltd. The terms of the acquisition are beyond the scope of this report. On April 22, 1998 a check with the Manitoba Department of Mines showed that the registered holder of the claims was Mr. Carey Whitehead. The claims are "map staked" through application to the Manitoba Government. The claim units are based on the survey system of sections, townships and ranges. Each claim unit or section covers one square mile (259 ha). However, the actual mineral title granted by the government in each section is generally less than the full section, as title is held in many cases by private landowners. In some instances, only a "road allowance" of 80 feet (24m) surrounding the section roads on all sides of the section is granted. The table below outlines the area of granted mineral title on each claim, as well as the location and expiry date of each claim. The claims are in good standing for two years (plus 60 days) beyond the recording date.

CLAIM NAME         LICENCE #        SIZE      NTS SHEET         EXPIRY DATE
                                    (HA)

Falcon #25          SV8821           15       621-01SW          Dec 28, 1999
                                              621-02SE
Falcon #26          SV8820           10       621-02SE          Dec 28, 1999
Falcon #27          SV8819           10       621-02SE          Dec 28, 1999

     CONCLUSIONS

     The Falcon 25-27 claims are located near the eastern margin of a large-scale geophysical feature currently being explored by ProAm Explorations Corporation. The elliptical gravity high, and ring like fringing magnetic highs surrounding a central elliptical low, bear many similarities to the Sudbury basin. Geophysical modeling and limited drill hole information suggests that the geophysical anomaly is the result of an ultramafic - mafic lopolith complex intruding a greenstone belt. The exploration target is magmatic Ni - Cu - Co, PGE, or chromite deposits. There is also potential, indicated by drill hole data, that the surrounding greenstone belt may host VMS, iron formation gold or other deposits. Finally, there are local indications of mineralization within the Paleozoic cover rocks. The Falcon 25-27 claims are in close proximity to the geophysical feature. Some interesting magnetic anomalies are present adjacent to the Falcon 25-27 claims including a satellitic high possibly related to the main geophysical feature. Such highs could represent satellite bodies off the main anomaly, or outboard extensions (or "offsets"), as are known in the Sudbury basin. A comparison between the geophysical features of the Sudbury basin and the main feature in the Selkirk area would suggest that the Selkirk feature is about half the size. The larger Sudbury basin hosts at least 39 deposits, past-producing and producing mines within mafic - ultramafic intrusives, as well as several polymetallic deposits in the central part of the basin. Seventeen mines in the Sudbury basin collectively produced Cu and Ni valued at
     1.8 billion dollars (Cdn) in 1996. The Selkirk anomaly is theorized to be related to the westward projection of a major suture zone on the Canadian Shield that hosts several deposits and ultramafic rocks where exposed. Limited drill hole data suggests that a greenstone belt lies under the Paleozoic sediments in the Selkirk area. This belt is unexplored, and the coupling with a large geophysical feature that likely represents a major ultramafic - mafic intrusive complex makes this an attractive area for exploration.

     RECOMMENDATIONS FOR EXPLORATION

     A first phase exploration program is recommended to explore the Falcon 25-27 claims for mineralization hosted in Precambrian basement rocks. Potential for magmatic Ni-Cu-Co, or PGE - chromite deposits exists. The Falcon 25-27 claims are near the flank of a major geophysical feature that is thought to represent an ultramafic-mafic lopolithic intrusion within a greenstone belt. The main anomaly is being actively explored by ProAm Explorations Corporation. Magnetic highs observed adjacent to the Falcon 25-27 claims are possibly related to the main geophysical feature, and thus an ultramafic - mafic body could underlie the claims, beneath the Paleozoic cover. Potential also exists in a greenstone belt to host polymetallic VMS deposits, banded iron formation gold or other precious metal deposits.

     The recommended exploration program includes the compilation and analysis of all existing geological and geophysical data. This should be followed by a low level, detailed airborne magnetic survey. Flight lines should be spaced at approximately 200m. A detailed gravity survey should be performed by measurements at ground stations on 1/4 to 1/2 mile centers. Airborne gravity surveys are possible, but very expensive. Upon completion of the initial geophysical surveys, first order targets may be followed up with detailed ground geophysics. A variety of advanced deep searching methods and modeling techniques may be used, with the consultation of a geophysicist. Possibilities might include TEM or magnetotelluric surveys. Analysis of airborne magnetic data and gravity data, with or without ground survey follow up, could lead to the establishment of drill targets. A second phase of core drilling on these targets should then be initiated. Vertical holes can be drilled through the Paleozoic and into the Precambrian basement. Some cost savings might be gained if the Paleozoic rocks are drilled by reverse circulation methods, with core drilling reserved for the Precambrian rocks. Down hole geophysical methods should be employed in each drill hole to gain additional information.

     Because the Falcon 25-27 claims cover a fairly small area, it is recommended that the owners/operators approach other exploration concerns operating in the area and on adjacent claims to pool their resources in contracting for airborne surveys and gravity surveys. Combining the surveys with neighboring properties would save on mob - demob costs, analytical and modeling studies, as well as the premiums paid on airborne surveys for short flight lines.

     COST ESTIMATE OF RECOMMENDED EXPLORATION PROGRAM

     A possible exploration budget for Phase I (geophysics) and Phase II (drilling) on the Falcon 25-27 claims is outlined below.

     PHASE I (AIRBORNE MAGNETIC SURVEY, GROUND GRAVITY SURVEY)

     AIRBORNE (FIXED WIRING) MAGNETIC SURVEY approximately 45 line km (E-W orientation) at $14.75 per

     line km                                                         $ 664

     Mob - demob                                                     2,500

     Data modeling, reproduction and presentation                    2,500

     GRAVITY SURVEY

     21 stations at $200 per station, including

     data processing, report, etc.                                   4,200

     Geological, Geophysical consulting                              3,500

     Ground geophysical surveys (on recommendation of geophysicist)  7,500

     Contingencies, miscellaneous                                    3,000
                                                                    ------
     TOTAL PHASE I                                                 $23,864
                                                                   =======

     *Due to the relatively small size of the Falcon 25-27 Claims, it would be practical and cost effective only if the airborne survey were combined with neighboring properties. Pooling projects will save mob-demob charges, data processing, as well as the considerable premiums paid for short flight lines (flight lines less than 10km are charged a premium). The costs involved in land access negotiations with surface rights holders are also not included in Phase I or II estimates, but once again, pooling resources with neighboring operators is expected to reduce costs and expedite exploration efforts.

     PHASE II (DIAMOND DRILLING)

     Reverse Circulation drilling through Phanerozoic, core drilling (NQ) through Precambrian

     Reverse Circulation: 200m at $60/m                              $12,000

     Core drilling: 250m at $90/m                                     22,500

     Drill Mob-demob                                                   2,500

     Down hole geophysics (Pulse-EM)                                   2,000

     Analytical charges                                                  500

     Geological consulting (drill supervision, core logging, sampling) 3,500

     Room, board                                                       1,000

     Rentals, travel, communications                                   2,500

     Contingencies, miscellaneous                                      3,500
                                                                     -------
     TOTAL PHASE II (PER DRILL HOLE)                                 $50,000
                                                                     =======

     The Phase II budget is no more than a general estimate of costs that might be expected to be incurred. The number and depths of drill holes can not be foreseen at this time. While reverse circulation (RC) drilling is recommended as a cost saving measure at this time, there are instances where it might be preferable to core drill the entire hole. In fact, if aquifers are encountered with flows of greater than 50-60 gallons per minute, RC drilling will be ineffective and core drilling (with casing) will have to be employed.

     Drill holes have intersected aquifers in the Selkirk area, adding to drill costs, and also presenting environmental difficulties which had to be addressed to the satisfaction of government authorities and local stakeholders. Likewise, analytical costs (based on the number of samples taken) are only a broad estimate, as the basement geology and any mineralization encountered are largely unknown."

The Company has not retained a geologist to perform the exploration programs. Management anticipates that Mr. Halterman, the Company's sole director, will perform the exploration programs. See Part III Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. Mr. Halterman's rates for such work vary between $350 to $500 per day, plus expenses. If Mr. Halterman does not perform the exploration programs, the Company does not anticipate any difficulties in retaining a qualified geologist with comparable rates.

PRINCIPAL OFFICES

The Company is  currently  occupying a minimal  amount of office  space from its sole officer, Leroy Halterman, at 11930 Menual Boulevard N.E., # 107, Albuquerque, New Mexico 87112. The office space is provided to the Company on a rent free basis.


ITEM 3.        LEGAL PROCEEDINGS.

Not Applicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET

The Company's common stock was first listed on the "pink sheets" on February 17, 1999. There was no reported trading. On November 20, 1999, the Company's common stock was cleared to be quoted on the Over-the-Counter Bulletin Board ("OTCBB"). The Company's common stock is quoted as "TBRE". As of March 26, 2000, there has been no reported trading of the Company's common stock on the OTCBB.

On March 26, 2000, there were 31 record holders of the Company's common stock. During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Since the Company's inception, it has sold shares of common stock which were not registered under the Securities Act of 1933, as amended.

On April 11, 1998, the Company sold 8,000,000 shares of Common Stock at a price of $0.0025 per share in a private offering pursuant to Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 504 of the Regulation D promulgated thereunder.

In September 1998, the Company sold 50,000 shares of Common Stock at a price of $0.30 per share in a second private offering pursuant to Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 504 of the Regulation D promulgated thereunder.

No underwriting discounts or commissions were paid in either offering in that such transactions did not involve a public offering.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since incorporation on April 19, 1998, the Company has been a natural resource company engaged in the acquisition of mineral properties. As of the filing of this statement, the Company's sole focus is in Canada. The Company has not generated any revenues since inception. From inception to the year ended December 31, 1999, the Company has recorded an accumulated net loss of $34,943.

Working capital at December 31, 1999 was a deficit of $3,938, as compared to $7,173 for the period ending June 30, 1999, and $20,049 at December 31, 1998. Management believes that the Company has sufficient working capital to fund the Company's operations through August 2000.

The Company's primary source of working capital has been through the sale of common stock. Since incorporation, the Company has received $31,005 net proceeds from the sale of common stock. In December 1999, the Company borrowed $4,010 from a third party for a term of one year with interest at 5% per annum. Management anticipates that an additional offering of shares in the amount of $100,000 will be necessary to provide sufficient operating capital and to fund the required property payment and work program for the fiscal year 2000. Management believes that the additional offering should be completed prior to September 2000. If the initial work program produces a positive result, then the Company will be required to raise an additional $150,000 by September 2001. Management believes that it may be necessary for the Company to conduct an offering of common stock to fund the continued exploration program and property expense. If additional funding is not obtained, the Company will not be able to begin or continue its exploration programs and may have to abandon its plans to explore mining claims.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and develop legitimate mineral reserves, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain identify legitimate mineral reserves, obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.

The Independent Accountant's Report and Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not generate sufficient revenues to cover its expenses. The Company would have to obtain other business operations or severely reduce its expenses to remain viable, and there can be no assurance that the Company will be able to do so.

IMPACT OF THE YEAR 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date- sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. Management believes the Company does not face significant internal risk from computer failure or errors due to the Year 2000 Issue. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved. As of the date of this report, the Company has not experienced any problems related to the Year 2000.


ITEM 7.        FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.



                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

       Leroy Halterman           Sole Director since April 10, 1998 (inception).
       Reg Handford              President, Secretary and Treasurer since
                                 August 20, 1998.

LEROY HALTERMAN, DIRECTOR. Mr. Halterman has been a certified professional geologist for 21 years. In 1968, Mr. Halterman graduated from the Missouri School of Mines, Rolla, with a Bachelor of Science degree in Geology. Mr. Halterman performed additional work at the University of New Mexico from 1969-70, focusing on hydrology and submarine geology. However, Mr. Halterman did not receive a graduate degree. Since 1985 , Mr. Halterman has been a consulting geologist for MinSearch, Inc., located in Albuquerque, New Mexico ("MinSearch"). Mr. Halterman's responsibilities at MinSearch included the evaluation of mineral and petroleum deposits, and ac-cumulations in various geological environments. Mr. Halterman's evaluations included all phases of the projects from generation through exploration, reserve estimating, testing, and mine planning. He has similar experience in petroleum, including prospect generation and exploration, as well as all phases of well completion and production. His production specialties include computerized reserve estimation (both volumetic and decline), production records, and production and transport agreements for both oil and gas. Mr. Halterman is also the president, director, and a principal shareholder of Consolidated North American Resources, a private company in the oil and gas industry, and is the sole officer and director of Rimpac Resources Ltd., a Nevada corporation engaged in mineral exploration activities.

In addition to consulting, Mr. Halterman has emphasized in natural resource appraisals, and damage calculations, both of which included environmental evaluations and site assessments. Environmental problems and potential problems encompassed in these type of assessments included hazardous material and chemicals located in abandoned dumps, mills, mines and other structures, ground and surface water contamination and pathways, underground storage tanks, and above ground storage tanks, kinetic and structural hazards, unstable surfaces, induced erosion problems, and explosives. Within the past six years, Mr. Halterman perfomed a total of 20 natural resource evaluations and appraisals according to Uniform Appraisal Standards for Federal Land Acquisitions for such clients as the United States Park Service, the United States Department of Justice, the Nature Conservatory, Wellington Financial, and Maximum Resources.

From 1983 to 1985, Mr. Halterman was the Vice President of Exploration for Goldsill Mining and Milling, Inc., a corporation located in Denver, Colorado. Mr. Halterman was responsible for coordination, evaluation, acquisition, and management of the company's exploration programs and budgets for both precious metals and petroleum. The company focused its precious metals efforts in Saskatchewan, Canada, and in Arizona, Montana and Nevada. Prior to becoming the Vice President, Mr. Halterman was responsible for a district office engaged in the exploration and acquisition of commercial uranium deposits. He was thereafter promoted to Minerals Manager, and was responsible for overseeing the company's precious metals programs and budgets in the Western United States and locations in Canada. Mr. Halterman began working with Goldsill Mining and Milling, Inc. in 1979.

From 1975 to 1979, Mr. Halterman was the Senior Exploration Geologist for Philips Petroleum Corporation. He was responsible for generating, recommending, acquiring, and administering uranium prospects in New Mexico, Arizona, Colorado, Utah, Nevada, California and Texas. From 1968 to 1975, Mr. Halterman was a Geologist for Gulf Oil Corporation. His duties included geologic evaluation of uranium, coal base and precious metal prospects.

Mr. Halterman is a member of the American Association of Petroleum Geologists and the Society for Mining, Metallurgy and Exploration.

REG HANDFORD, PRESIDENT, SECRETARY AND TREASURER. Mr. Handford has been a self-employed management consultant for junior development companies since October 1991. Mr. Handford assists these companies with financial consulting, and has supervised of a team of programmers writing bingo software to run under Windows(TM) NT. Since August 1998, he has been the sole officer and director of Minas Novas Gold Corp., a development stage mining company located in Vancouver, British Columbia. From June 1975 to October 1991, Mr. Handford was a salesman for Cararim Investment Corp., located in Vancouver, British Columbia ("Cararim"). Mr. Handford worked as a financial advisor for Cararim.

In 1966, Mr. Handford graduated from the University of British Columbia, with an undergraduate degree in mathematics. Mr. Handford received a masters degree in mathematics from the Simon Fraser University in 1971.

Mr. Halterman and Mr. Handford may be deemed to be the "promoters" and "parents" of the Company within the meaning of the Rules and Regulations promulgated under the Act.

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when the director's successor is elected and qualified. No date for the next annual meeting of stockholders is specified in the Company's Bylaws, nor has a meeting been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, which is expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualified.

CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Leroy Halterman and Reg Handford were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. Messrs. Halterman and Handford filed their Form 3 on June 18, 1999. Messrs. Halterman and Handford were not required to file a report on Form 5 for the fiscal year ended December 31, 1999. There are no shareholders owning 10% or more of the Company's common stock.


ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth information for Reg Handford, the sole Officer of the Company during the fiscal years ended December 31, 1998 and 1999. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                                                                LONG TERM COMPENSATION
                                                                        ---------------------------------------
                                         ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                             ----------------------------------------------------------------------------------
                                                            OTHER       RESTRICTED    SECURITIES
                                                           ANNUAL          STOCK      UNDERLYING                    ALL OTHER
NAME AND                                                   COMPEN-       AWARD(S)      OPTIONS /        LTIP         COMPEN-
PRINCIPAL POSITION     YEAR     SALARY($)     BONUS($)    SATION ($)        ($)        SARS ($)     PAYOUTS ($)    SATION ($)
------------------------------------------------------------------------------------------------------------------------------

Reg Handford,          1999        -0-          -0-           -0-           -0-           -0-           -0-            -0-
President and Chief    1998        -0-          -0-           -0-           -0-           -0-           -0-            -0-
Executive Officer


The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. At December 31, 1998 and 1999, none of the Named Executive Officers held any options to acquire shares of the Company's stock.

STOCK OPTION PLANS

The Company has not adopted a Stock Option Plan.

OPTION/SAR/LTIP AWARDS

Since its inception, the Company has not granted any Stock Options, Stock Appreciation Rights or Long Term Incentive Plan payouts.

EMPLOYMENT AGREEMENTS

There are no employment agreements between the Company and its officer and director.

DIRECTORS' COMPENSATION

The Company does not compensate its director.



ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of March 26, 2000, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

--------------------------------------------------------------------------------
NAME AND ADDRESS OF OWNER              NUMBER OF SHARES        PERCENT OF
                                             OWNED              CLASS (1)
--------------------------------------------------------------------------------
Lillian de Leveaux
Abney Trading S A                           700,000               8.69%
94 Dowdeswell Street
P.O. Box N-31114
Nassau, Bahamas
--------------------------------------------------------------------------------
Sheila Andrews
Blue Cotil                                  700,000               8.69%
Samares Inner Road
St. Clement, Jersey, C. I.
--------------------------------------------------------------------------------
Madeline Gray
Aurora Marketing Limited                    700,000               8.69%
P.O. Box N-10741
Oakes Field
Nassau, Bahamas
--------------------------------------------------------------------------------
Isaac Collie                                                      7.45%
Breadstone Investments Ltd                  600,000
21 East Drive, Garston
Watford, Herts, WD2 6AH
United Kingdom
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NAME AND ADDRESS OF OWNER              NUMBER OF SHARES        PERCENT OF
                                            OWNED               CLASS (1)
--------------------------------------------------------------------------------
Shelly Johnson
But Sup But International                   700,000               8.69%
P.O. Box N-7521
Suite 61 Grosvenor Close
Shirely Street
Nassau, Bahamas
--------------------------------------------------------------------------------
Cede & Co.
Box 20 Bowling Green Station                600,000               7.45%
New York, New York  10004
Ian Fox
--------------------------------------------------------------------------------
Derb Engineering                            700,000               8.69%
#700-1190 Melville Street
Vancouver, B.C.  V6E 3W1
Canada
--------------------------------------------------------------------------------
Phyllis Grant
#103-1140 Castle Crescent                   700,000               8.69%
Pot Coquitlam, B.C.
Canada
--------------------------------------------------------------------------------
Janeen Curtis
Liberty Holdings Limited                    700,000               8.69%
#13 St. Thomas Road
P.O. Box N-7964
Nassau, Bahamas
--------------------------------------------------------------------------------
Ruth Pearce
25 Steyne Street                            700,000               8.69%
Bognor Regis
Sussex, United Kingdom  POS 1TJ
--------------------------------------------------------------------------------
Andres Robinson
22 Le Bernage, Longueville                  500,000               6.21%
 St. Thomas, Jersey, C.I.
--------------------------------------------------------------------------------
Leroy Halterman
Tiberson Resources Ltd.                        0                    -
11930 Menaul Blvd. N.E. # 107
Albuquerque, New Mexico  87112
--------------------------------------------------------------------------------
Reg Handford
Tiberon Resources Ltd.                         0                    -
11930 Menaul Blvd. N.E., # 107
Albuquerque, New Mexico  87112
--------------------------------------------------------------------------------
Officers and Directors as a group              0                    -
(2 persons)
--------------------------------------------------------------------------------

         (1) This table is based on 8,050,000 shares of Common Stock outstanding on March 26, 2000. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from March 26, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

CHANGES OF CONTROL

As of the date of this annual report, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, nor, to the best of the information and belief of the present management of the Company, any of the former directors, senior officers or principal shareholders of the Company, nor any family member of such former directors, officers or principal shareholders, have or have had any material interest, director or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect the Company. Management believes the following transactions are as fair to the Company and similar to terms which could be obtained from unrelated third parties.

1. Leroy Halterman may provide geological services to the Company in furtherance of its exploration program, for which it is anticipated that he would receive compensation. Mr. Halterman's rates for such work vary between $350.00 to $500.00 per day, plus expenses.

2. During the period from April 10, 1998 (inception) to December 31, 1998, associates of the sole officer and director of the Company advanced the Company $5,000 for a legal retainer which was reimbursed to the associates through the issuance of 2,000,000 shares of common stock.

Messrs. Halterman and Handford may be deemed to be "promoters" of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended. Messrs. Halterman and Handford have not received anything of value from the Company.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

 REGULATION                                                                                    CONSECUTIVE
 S-B NUMBER                                 EXHIBIT                                            PAGE NUMBER

3.1                 Articles of Incorporation (1)<F1>                                              N/A
3.2                 Bylaws (1)<F1>                                                                 N/A
10.1                Agreement between the Company and Carey Whitehead dated April 28,              N/A
                    1998 relating to Falcon claims 25, 26 and 27, located in
                    Manitoba, Canada (1)<F1>
10.2                Agreement for extension of time between the Company and Carey                  ___
                    Whitehead dated March 28, 2000 relating to Falcon claims 25, 26, and 27, located in Manitoba, Canada.
11                  Statement re: Computation of Per Share Earnings                                See
                                                                                                Financial
                                                                                                Statements
27                  Financial Data Schedule                                                         38


---------------------------

<F1>
(1) Incorporated by reference to the exhibits filed with the Company's Form 10-SB dated April 19, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TIBERON RESOURCES LTD.



Dated: April 13, 2000                     By:    /s/Reg Handford, President
                                             -------------------------------
                                                  Reg Handford, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                          DATE

                                  President, Secretary and Treasurer
                                  (Sole Executive Officer)
/s/ Reg Handford                                                                April 13, 2000
------------------------------
Reg Handford

                                   Director
                                   (Sole Director)
/s/ Leroy Halterman                                                             April 13, 2000
------------------------------
Leroy Halterman

                             Tiberon Resources Ltd.
                          As of and for the year ended
                               December 31, 1999,
                               and for the periods
                          April 10, 1998 (inception) to
                           December 31, 1998 and 1999

                             Tiberon Resources Ltd.
                 As of and for the year ended December 31, 1999,
                and for the periods April 10, 1998 (inception) to
                           December 31, 1998 and 1999
                                Table of Contents

                                                                            PAGE
                                                                            ----

Report of Independent Auditors                                                 1

Balance Sheet                                                                  2

Statements of Operations                                                       3

Statement of Changes in Stockholders' Equity                                   4

Statements of Cash Flows                                                       5

Notes to Financial Statements                                               6-10

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Tiberon Resources Ltd.
Albuquerque, NM


We have audited the accompanying balance sheet of Tiberon Resources Ltd. as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1999 and the periods from April 10, 1998 (inception) to December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tiberon Resources Ltd. as of December 31, 1999, and the results of its operations, and its cash flows for the year ended December 31, 1999 and the periods from April 10, 1998 (inception) to December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Tinter & Associates, LLC

/s/ Stark Tinter & Associates, LLC

Denver, Colorado
March 25, 2000

                             Tiberon Resources Ltd.
                                  Balance Sheet
                                December 31, 1999


                                     ASSETS

   Current assets:
      Cash                                              $          1,229
                                                        ----------------

                                                        $          1,229
                                                        ================


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

   Current liabilities:
      Accounts payable                                  $          1,157
      Loan payable                                                 4,010
                                                        ================
                                                                   5,167

   Stockholders' (deficit):
      Preferred stock, $0.01 par value,
        1,000,000 undesignated shares authorized                       0
      Common stock, $0.001 par value,
        50,000,000 shares authorized,
        8,050,000 shares issued and outstanding                    8,050
      Additional paid in capital                                  22,955
      Accumulated deficit                                       (34,943)
                                                        ================
   Total stockholders' (deficit)                                 (3,938)
                                                        ----------------

                                                        $          1,229
                                                        ================





    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources Ltd.
                            Statements of Operations


                                                                          April 10, 1998     April 10, 1998
                                                                           (inception)         (inception)
                                                        Year Ended           Through             Through
                                                       December 31,        December 31,       December 31,
                                                           1999                1998               1999
                                                    ==================   ================   =================

Revenue                                             $                0   $              0   $               0

Costs and expenses:
  General and administrative                                    24,471              8,558              33,029
  Amortization                                                   1,018                180               1,198
                                                    ------------------   ----------------   -----------------

Loss from operations                                          (25,489)            (8,738)            (34,227)
                                                    ------------------   ----------------   -----------------

Other income (expense):
  Foreign currency transaction gain (loss)                         484            (1,200)               (716)
                                                    ==================   ================   =================
                                                                   484            (1,200)               (716)
                                                    ------------------   ----------------   -----------------

Net (loss)                                          $         (25,005)   $        (9,938)   $        (34,943)
                                                    ==================   ================   =================

Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted           8,050,000          5,091,887           6,805,714
                                                    ==================   ================   =================

Net (loss) per common share - basic and diluted     $     (0.00)         $    (0.00)        $    (0.01)
                                                    ==================   ================   =================





    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources Ltd.
                       Statement of Stockholders' Deficit
       For the Period April 10, 1998 (inception) through December 31, 1999



                                           Common Stock                Additional        Accumulated
                                      Shares           Amount        Paid in Capital       Deficit            Total
                                  =====================================================================================

Balance,  April 10, 1998               0.00        $     0.00      $       0.00         $      0.00       $       0.00

Issuance of stock for
  repayment of advances
  at $0.0025 per share              2,000,000           2,000             3,000                  0               5,000

Issuance of stock for
  cash at $0.0025 per share
  (net of issuance costs)           6,000,000           6,000             6,547                                 12,547

Issuance of stock for
  cash at $0.30 per share
 (net of issuance costs)               50,000              50            13,408                                 13,458

Net (loss) for the period ended
December 31, 1998                           0               0                 0             (9,938)             (9,938)
                                   ----------      ----------      ------------         -----------       -------------

Balance, December 31, 1998          8,050,000           8,050            22,955             (9,938)             21,067

Net (loss) for the year ended
December 31, 1999                           0            0.00              0.00            (25,005)            (25,005)
                                   ----------      ----------      ------------         -----------       -------------

Balance, December 31, 1999          8,050,000      $    8,050      $     22,955         $  (34,943)       $     (3,938)
                                   ==========      ==========      ============         ===========       =============








    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources Ltd.
                            Statements of Cash Flows

                                                                              April 10, 1998       April 10, 1998
                                                                                (inception)          (inception)
                                                          Year Ended              Through              Through
                                                         December 31,          December 31,         December 31,
                                                             1999                  1998                 1999
                                                      ------------------   --------------------   ------------------

Cash flows from operating activities:
Net (loss)                                            $          (25,005)   $           (9,938)   $         (34,943)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                                      1,018                   180                1,198
  (Increase) decrease in prepaid expenses                             757                 (757)                    0
  Increase in accounts payable                                      1,157                  0.00                1,157
                                                      -------------------   -------------------   ------------------
Net cash (used in) operating activities                          (22,073)              (10,515)             (32,588)
                                                      -------------------   -------------------   ------------------

Cash flows from investing activities:
  Organization costs                                                    0               (1,198)              (1,198)
                                                      -------------------   -------------------   ------------------
Net cash (used in) investing activities                                 0               (1,198)              (1,198)
                                                      -------------------   -------------------   ------------------

Cash flows from financing activities:
  Proceeds from loan                                                4,010                     0                4,010
  Proceeds from stock issuance, net of
    issuance costs                                                      0                26,005               26,005
  Proceeds from advances                                                0                 5,000                5,000
                                                      -------------------   -------------------   ------------------
Net cash provided by financing activities                           4,010                31,005               35,015
                                                      -------------------   -------------------   ------------------

Net increase (decrease) in cash                                  (18,063)                19,292                1,229

Beginning cash                                                     19,292                     0                    0

                                                      -------------------   -------------------  -------------------
Ending cash                                           $             1,229   $            19,292  $             1,229
                                                      ===================   ===================  ===================



Supplemental cash flow information:
    Cash paid for:   interest                                           0                     0                    0
                     income taxes                                       0                     0                    0

Non-cash investing and financing activities:
   Issuance of common stock as repayment of
advances                                              $                 0   $             5,000  $             5,000


    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources Ltd.
                          Notes to Financial Statements


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 10, 1998, in the State of Nevada. The Company has entered into an agreement to purchase mineral property claims located in Manitoba, Canada. The Company is in the exploration stage and intends to invest in mineral properties.

Basis of reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced recurring losses from operations as a result of its investment in professional and consulting fees necessary to achieve its operating plan which is long-range in nature. For the year ended December 31, 1999 and for the periods April 10, 1998 (inception) to December 31, 1998 and 1999 the Company realized net losses of $25,005, $9,938 and $34,943, respectively. At December 31, 1999, the Company has a working capital deficit of $3,938 and a stockholders' equity deficit of $3,938.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private placement investments. The Company then intends to invest in mineral properties and begin operations. Failure to secure such financing or to raise additional private placement investment may result in the Company depleting its available funds and not being able pay its obligations or begin operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                             Tiberon Resources Ltd.
                          Notes to Financial Statements

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

Net loss per common share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when earned.

Financial Instruments

The carrying amounts for the Company's cash and cash equivalents and accounts and loans payable approximate fair value.

                             Tiberon Resources Ltd.
                          Notes to Financial Statements

Foreign Currency Exchange and Translation

The functional currency of the Company is the U.S. dollar. The Company also has a Canadian dollar bank account it uses for some operations. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The balance sheet is translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency transaction gains and (losses), for the year ended December 31, 1999, and the periods April 10, 1998 (inception) to December 31, 1998 and 1999 were $484, $(1,200), and $(716), respectively and are included in other income (expense).

Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted SFAS 130 in 1998.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

                             Tiberon Resources Ltd.
                          Notes to Financial Statements

Note 2.  STOCKHOLDERS' EQUITY

During the period from April 10, 1998 to December 31, 1998, 6,000,000 shares of stock were issued to various investors at $0.0025 per share for cash of $15,000, pursuant to the Company's Regulation D, Rule 504 offering ("Rule 504"). Issuance costs were $2,453.

In addition, during September 1998 the Company completed a second Regulation D, Rule 504 offering and issued 50,000 shares of its $0.001 par value common stock to various investors at $0.30 per share for cash of $15,000. Issuance costs were $1,542.

Note 3. COMMITMENTS AND CONTINGENCIES

The Company extended an Agreement on March 28, 2000, to acquire the rights to mineral claims and explore for copper, nickel and cobalt in Manitoba, Canada. The agreement is made with an unrelated third party. The terms of the agreement require the Company to pay a total of $50,000 of which $25,000 is due on September 28, 2000, and $25,000 is due on September 28, 2001.

The agreement also requires the Company to fund a $40,000 work program by September 28, 2000, and an additional $50,000 work program by September 28, 2001.

Note 4.  RELATED PARTY TRANSACTIONS

During the period from April 10, 1998 to December 31, 1998, associates of the sole officer and director of the Company advanced the Company $5,000 for a legal retainer which was reimbursed to the associates through the issuance of 2,000,000 shares of common stock.

Note 5.  LOAN PAYABLE

On December 21, 1999, an unrelated party loaned the Company $4,010. The amount is due one year from the date of the loan. The loan has an interest rate of five percent.

Note 6.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined

                             Tiberon Resources Ltd.
                          Notes to Financial Statements


using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following:

                                                                           April 10,       April 10,
                                                                              1998          1998
                                                               Year       (inception)    (inception)
                                                              Ended         through        through
                                                             December      December        December
                                                             31,1999       31, 1998        31, 1999
                                                            ---------     ----------      ----------
Computed "expected" tax provision (benefit)                  ($8,500)      ($3,400)        ($11,900)
Valuation allowance                                            8,500         3,400           11,900
                                                            ---------     ----------      ----------
                                                             $    -       $     -         $      -
                                                            =========     ==========      ==========


The net change in valuation allowance for the year ended December 31, 1999 was $5,100.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                    Temporary       Tax
                                                    Difference     Effect
                                                    ----------     ------
Net operating loss carryforward:                     $35,000       $7,000
                                                    ==========     ======


The net operating loss carry forward will expire in the year 2019.