Form 10QSB
period 2000-03-31
TIBERON RESOURCES LTD
filed 2000-05-15
CIK 1064624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2000

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            8,050,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  MAY 12, 2000

 Transitional Small Business Disclosure Format (check one); Yes ___  No  X

Exhibit index on page 8                                     Page 1 of 49  pages

                         PART I - FINANCIAL INFORMATION

                              Tiberon Resources Ltd
                                  Balance Sheet
                                   (unaudited)


                                                     March 31,
                                                        2000
                                                   ------------
                    ASSETS

Current assets:
  Cash                                             $      1,787
                                                   ============




         LIABILITIES AND STOCKHOLDERS'
                    DEFICIT

Current liabilites:
 Accounts payable                                  $      4,330
 Loan payable                                             4,010
 Related party payable                                    4,620
                                                   ------------
                                                         12,960

Stockholders' (deficit) :
  Preferred stock, $0.01 par value,
     1,000,000 undesignated shares
authorized                                                 0.00
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,050,000 shares issued and
outstanding                                               8,050
  Additional paid in capital                             22,955
  Accumulated deficit                                  (42,178)
                                                   ============
Total stockholders' (deficit)                          (11,173)
                                                   ------------

                                                   $      1,787
                                                   ============

                             Tiberon Resources Ltd.
                            Statements of Operations
                                   (unaudited)


                                                                                        April 10,
                                                  Three                Three              1998
                                                  months               months          (inception)
                                                  ended                ended             Through
                                                  March              March 31,          March 31,
                                                 31,1999                2000              2000
                                              --------------       --------------    ---------------

Revenue                                       $            0       $            0    $          0.00

Costs and expenses:
  General and administrative                           7,069                7,226             40,255
  Amortization                                            60                    0              1,198
                                              --------------       --------------    ---------------

(Loss) from operations                               (7,129)              (7,226)           (41,453)
                                              ==============       ==============    ===============

Other income (expense):
  Foreign currency transaction gain (loss)               245                  (9)              (725)
                                              ==============       ==============    ===============
                                                         245                  (9)              (725)
                                              --------------       --------------    ---------------

Net (loss)                                    $      (6,884)       $      (7,235)    $      (42,178)
                                              ==============       ==============    ===============


Per share information:

Weighted average number
of common shares outstanding - basic
and diluted                                        8,050,000            8,050,000          6,961,250
                                              ==============       ==============    ===============

Net (loss) per common share - basic
and diluted                                   $   (0.00)           $   (0.00)        $   (0.01)
                                              ==============       ==============    ===============

                             Tiberon Resources Ltd.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                  April 10,
                                                               Three              Three              1998
                                                               months            months           (inception)
                                                               ended              ended             Through
                                                               March            March 31,          March 31,
                                                              31,1999             2000               2000
                                                           --------------    --------------     ---------------

Cash flows from operating activities:
Net (loss)                                                 $      (6,884)    $       (7,235)    $      (42,178)
Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Amortization                                                         60                  0              1,198
  Decrease in prepaid expenses                                        757                  0                  0
  Increase in accounts payable                                      1,174              3,173              4,330
Net cash provided by (used in) operating activities               (4,893)            (4,062)           (36,650)
                                                           ---------------   ----------------    ---------------

Cash flows from investing activities:
  Organization costs                                                    0                  0            (1,198)
                                                           --------------    ---------------    ---------------
Net cash (used in) investing activities                                 0                  0            (1,198)
                                                           --------------    ---------------    ---------------

Cash flows from financing activities:
  Proceeds from loan                                                    0                  0              4,010
  Proceeds from loan from related party                                 0              4,620              4,620
  Proceeds from stock sales, net of
    issuance costs                                                      0                  0             26,005
 Proceeds from advances                                                 0                  0              5,000
                                                           --------------    ---------------    ---------------
Net cash provided by financing activities                               0              4,620             39,635
                                                           --------------    ---------------    ---------------

Net increase (decrease) in cash                                   (4,893)                558              1,787

Beginning cash                                                     19,292              1,229               0.00

                                                           --------------    ---------------    ---------------
Ending cash                                                $       14,399    $         1,787    $         1,787
                                                           ==============    ===============    ===============



Supplemental cash flow information:
    Cash paid for:   interest                                        0.00               0.00               0.00
                             income taxes                            0.00               0.00               0.00




Non-cash investing and financing activities:
  Issuance of common stock as repayment of advances        $            0    $             0    $         5,000
advances


                            Tiberon Resources, Ltd.
                         Notes to Financial Statements
                                  (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 1999.

Note 2. RELATED PARTY TRANSACTION

During the three months ended, March 31, 2000, the Company received small loans totaling $4,620 from a related party. The loans have no specific terms of repayment or interest.


Note 3.  SUBSEQUENT EVENT

On May 11, 2000, the Company entered into a Share Exchange Agreement with an unrelated corporation. Pursuant to the Share Exchange Agreement, the Company has the right to acquire the unrelated corporation by exchanging 76,169 shares of the Company's common stock for each issued and outstanding share of the unrelated corporation's common stock. The unrelated corporation has a total of 110 issued and outstanding shares of common stock. If the acquisition is completed, the shareholders of an unrelated corporation would collectively own approximately 51% or more of the then outstanding shares of common stock of the Company. The Company is not required to close on the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Company has the right, for any reason, in its sole discretion, at any time prior to closing, to give written notice of termination, thereby releasing it from any obligation or further liabilities under the Share Exchange Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Since incorporation on April 10, 1998, the Company has been a natural resource company engaged in the acquisition of mineral properties, with its sole focus in Canada. Management believes that diversifying the Company's business would enhance the Company's stability and lessen its concentration of risks. In furtherance of this objective, on May 11, 2000, the Company entered into a Share Exchange Agreement with CD Promo, Ltd. CD Promo, Ltd. is a corporation organized under the laws of England that intends to produce compact disks (CDs) to be used as multi-media marketing configurations for a variety of businesses. CD Promo, Ltd. also owns and holds the rights to a significant number of registered domain names for use on the Internet.

     Pursuant to the Share Exchange Agreement, the Company has the right to acquire CD Promo, Ltd. by exchanging 76,169 shares of the Company's Common Stock for each issued and outstanding share of Common Stock of CD Promo, Ltd. CD Promo, Ltd. has a total of 110 issued and outstanding shares of Common Stock. The management and shareholders of CD Promo, Ltd. are not affiliated with the Company.

     The Company is currently conducting its due diligence of CD Promo, Ltd., and anticipates receiving the United States GAAP audited financial statements of CD Promo, Ltd. within sixty to seventy days from the date of this filing. Closing is scheduled to occur within twenty days after the date that the Company receives the audited financial statements of CD Promo, Ltd. The Company is not required to close on the acquisition. The Company has the right, for any reason, in its sole discretion, at any time prior to closing, to give written notice of termination to CD Promo, Ltd. and the Company will be released from any obligation or further liabilities under the Share Exchange Agreement.

     Despite a working capital deficiency of $11,173, management believes that the Company has sufficient working capital to fund the Company's operations through August 2000. Management anticipates another offering of Common Stock to fund the required $40,000 work program for its mineral property and, if the Company closes on the Share Exchange Agreement, to develop and implement the business of CD Promo, Ltd. In addition to a possible offering of Common Stock, management anticipates that additional financing may be obtained through long- or short-term loans against the Company's equity, or through a joint venture or strategic alliance. There can be no assurance that the Company will be able to obtain additional funding, or obtain additional funding with terms favorable to the Company. The failure to obtain additional financing could result in delay or indefinite postponement of the Company's activities, and a complete loss of its investment.

     Since inception, the Company has not generated any revenue. For the three months ended March 31, 2000, the Company recorded a net loss of $7,235, which included the following costs and expenses: legal ($3,354); and accounting and audit ($2,475). In comparison, the Company's net loss for the corresponding period of the last fiscal year was $6,884.

     Cash flows from operations reflect a net cash used in operating activities of $4,062 for the three months ended March 31, 2000. This was offset by $4,620 of net cash provided by financing activities. Since the Company currently has no significant source of revenue, the Company's working capital will be depleted by operating expenses and outlays for the property.

     From inception through March 31, 2000, the Company has incurred a net loss of $42,178. At March 31, 2000, its working capital deficiency was $11,173. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and develop legitimate mineral reserves, to efficiently and successfully implement and develop the business of CD Promo, Ltd., to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to identify legitimate mineral reserves, successfully implement and develop the business of CD Promo, Ltd., or obtain any additional financing. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         On May 11, 2000, the Company entered into a Share Exchange Agreement with CD Promo, Ltd., a corporation organized under the laws of England. CD Promo, Ltd. is a company that intends to produce compact disks (CDs) to be used as multi-media marketing configurations for a variety of businesses. CD Promo, Ltd. also owns and holds the rights to a significant number of registered domain names for use on the Internet.

         Pursuant to the Share Exchange Agreement, the Company has the right to acquire CD Promo Ltd. by exchanging 76,169 shares of the Company's Common Stock for each issued and outstanding share of Common Stock of CD Promo, Ltd. CD Promo, Ltd. has a total of 110 issued and outstanding shares of Common Stock. The management and shareholders of CD Promo, Ltd. are not affiliated with the Company. The shareholders of CD Promo, Ltd. are Darren Everitt, Karl Heimer Karlsson, David Beasely, John Stephens, Arnar Gunnlaugsson, and Domain Decision Ltd.

         If the acquisition is completed, the shareholders of CD Promo, Ltd. would collectively own approximately 51% or more of the then outstanding shares of Common Stock of the Company, the shareholders of CD Promo, Ltd. would have complete control over the Company, and the officers and directors of the Company would be replaced by the officers and directors of CD Promo, Ltd. The Company would also change its name to iPromo Ltd.

         The Company is not required to close on the Share Exchange Agreement. Closing is scheduled to take place on or before twenty days after the date that the Company receives the United States GAAP audited financial statements of CD Promo, Ltd. Closing is contingent upon several events, including but not limited to the Company's satisfactory due diligence of CD Promo, Ltd., and receipt of the to be provided United States GAAP audited financial statements of CD Promo, Ltd. and the CD Promo, Ltd. disclosure schedule which will identify all agreements, assets and liabilities of CD Promo, Ltd. Pursuant to the Share Exchange Agreement, the Company has the right, for any reason, in its sole discretion, at any time prior to closing, to give written notice of termination, thereby releasing it from any obligation or further liabilities under the Share Exchange Agreement.

         The Company anticipates that it will file the audited financial statements of CD Promo, Ltd. and combined pro forma financial statements by an amendment to this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS


   REGULATION                                                                                            SEQUENTIAL
   S-B NUMBER                                     EXHIBIT                                               PAGE NUMBER

      3.1               Articles of Incorporation (1)                                                       N/A

      3.2               Bylaws (1)                                                                          N/A

     10.1               Agreement between the Company and Carey Whitehead dated April 28,                   N/A
                        1998 relating to Falcon claims 25, 26 and 27, located in
                        Manitoba, Canada.(1)

     10.2               Share Exchange Agreement between the Company and CD Promo, Ltd.,                     10
                        dated May 11, 2000.

     11                 Statement Regarding Computation of Per Share Earnings                            See Financial
                                                                                                          Statements

     27                 Financial Data Schedule                                                              48

----------------------------
(1)   Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-25825.

      B) REPORTS ON FORM 8-K:

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TIBERON RESOURCES LTD.
                                     (Registrant)



      Date: May 15, 2000             By:  /S/Reg Handford
                                        --------------------------------
                                        Reg Handford, President