Form 10QSB
period 2000-06-30
TIBERON RESOURCES LTD
filed 2000-08-10
CIK 1064624

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________ to __________________

                         Commission file number: 0-25825

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

    8,050,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF AUGUST 10, 2000

       Transitional Small Business Disclosure Format (check one); Yes    No X

Exhibit index on page 9                                      Page 1 of 12 pages

                         PART I - FINANCIAL INFORMATION

                          (Insert Financial Statements)



                             Tiberon Resources Ltd.
                                 Balance Sheet
                                  (unaudited)


                                                                            June 30,
                                                                              2000
                                                                            --------
                    ASSETS
Current assets:
  Cash                                                                      $ 1,497
                                                                            ========



     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilites:
 Accounts payable                                                           $ 9,912
 Loan payable                                                                 4,010
 Related party payable                                                        4,620
                                                                            --------
                                                                             18,542

Stockholders' (deficit):
  Preferred stock, $0.01 par value,
     1,000,000 undesignated shares authorized
     none issued                                                                -
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
     8,050,000 shares issued and outstanding                                  8,050
  Additional paid in capital                                                 22,955
  Accumulated deficit                                                       (48,050)
                                                                            --------
Total stockholders' (deficit)                                               (17,045)
                                                                            --------
                                                                            $ 1,497
                                                                            ========


    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources Ltd.
                            Statements of Operations

                                  (unaudited)


                                                                                                                      April 10, 1998
                               Three months           Three months          Six months            Six months            (inception)
                                   ended                 ended                 ended                 ended                Through
                               June 30, 1999         June 30, 2000         June 30, 1999         June 30, 2000         June 30, 2000
                               -------------         -------------         -------------         -------------         -------------
Revenue                           $    -                 $   -                $    -                $    -                $    -
                                  ---------              --------             ---------             ---------             ---------
Costs and expenses:
  General and administrative         6,401                 5,872                13,470                13,098                46,127
  Amortization                          60                   -                     120                   -                   1,198
                                  ---------              --------             ---------             ---------             ---------
(Loss) from operations              (6,461)               (5,872)              (13,590)              (13,098)              (47,325)

Other income (expense):
  Foreign currency
   transaction gain (loss)             349                   -                     594                    (9)                 (725)
                                  ---------              --------             ---------             ---------             ---------
                                       349                   -                     594                    (9)                 (725)
                                  ---------              --------             ---------             ---------             ---------
Net (loss)                        $ (6,112)              $(5,872)             $(12,996)             $(13,107)             $(48,050)
                                  =========              ========             =========             =========             =========

Per share information:

  Weighted average number
  of common shares outstanding
  - basic and diluted            8,050,000             8,050,000             8,050,000             8,050,000             7,075,677
                                 =========             =========             =========             =========             =========


  Net (loss) per common share
  - basic and diluted              $(0.00)               $(0.00)               $(0.00)               $(0.00)               $(0.01)
                                 =========             =========             =========             =========             =========




    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources Ltd.
                            Statements of Cash Flows
                                  (unaudited)

                                                                                                                     April 10, 1998
                                                                       Six months              Six months              (inception)
                                                                          ended                   ended                  Through
                                                                      June 30,1999           June 30, 2000            June 30, 2000
                                                                      ------------           -------------            -------------
Cash flows from operating activities:
Net (loss)                                                              $(12,996)               $(13,107)                $(48,050)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Amortization                                                               120                     -                      1,198
  Decrease in prepaid expenses                                               757                     -                        -
  Increase in accounts payable                                             1,390                   8,755                    9,912
                                                                        ---------               ---------                ---------
Net cash (used in) operating activities                                  (10,729)                 (4,352)                 (36,940)
                                                                        ---------               ---------                ---------
Cash flows from investing activities:
  Organization costs                                                         -                       -                     (1,198)
                                                                        ---------               ---------                ---------
Net cash (used in) investing activities                                      -                       -                     (1,198)
                                                                        ---------               ---------                ---------
Cash flows from financing activities:
  Proceeds from loan                                                         -                       -                      4,010
  Proceeds from loan from related party                                      -                     4,620                    4,620
  Proceeds from stock sales, net of
    issuance costs                                                           -                       -                     26,005
 Proceeds from advances                                                      -                       -                      5,000
                                                                        ---------               ---------                ---------
Net cash provided by financing activities                                    -                     4,620                   39,635
                                                                        ---------               ---------                ---------

Net increase (decrease) in cash                                          (10,729)                    268                    1,497

Beginning cash                                                            19,292                   1,229                      -
                                                                        ---------               ---------                ---------
Ending cash                                                             $  8,563                $  1,497                 $  1,497
                                                                        =========               =========                =========


Supplemental cash flow information:
    Cash paid for:   interest                                                -                       -                        -
                     income taxes                                            -                       -                        -

Non-cash investing and financing activities:
   Issuance of common stock as repayment of advances                    $    -                  $    -                   $  5,000




    The accompanying notes are an integral part of the financial statements.

                             Tiberon Resources, Ltd.
                          Notes to Financial Statements
                                   (Unaudited)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 1999.

Note 2. RELATED PARTY TRANSACTION

During the six months ended, June 30, 2000, the Company received small loans totaling $4,620 from a related party. The loans have no specific terms of repayment or interest.

Note 3. AGREEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since incorporation on April 10, 1998, the Company has been a natural resource company engaged in the acquisition of mineral properties, with its sole focus in Canada. Management believes that diversifying the Company's business would enhance the Company's stability and lessen its concentration of risks. In furtherance of this objective, the Company is in the process of changing its name to ePromo.com, and on May 11, 2000, the Company entered into a Share Exchange Agreement with CD Promo, Ltd. CD Promo, Ltd. is a corporation organized under the laws of England that intends to produce compact disks (CDs) to be used as multi-media marketing configurations for a variety of businesses. CD Promo, Ltd. also owns and holds the rights to a significant number of registered domain names for use on the Internet.

         Pursuant to the Share Exchange Agreement, the Company has the right to acquire CD Promo, Ltd. by exchanging 76,169 shares of the Company's Common Stock for each issued and outstanding share of Common Stock of CD Promo, Ltd. CD Promo, Ltd. has a total of 110 issued and outstanding shares of Common Stock. If the acquisition is completed, shareholders of CD Promo, Ltd. will own 8,378,590 shares or approximately 51% of the shares then outstanding. The management and shareholders of CD Promo, Ltd. are not affiliated with the Company.

         The Company is currently conducting its due diligence of CD Promo, Ltd., and has received the United States GAAP audited financial statements of CD Promo, Ltd. for the period ended December 31, 1999. Closing is scheduled to occur on or before August 27, 2000. The Company is not required to close on the acquisition. The Company has the right, for any reason, in its sole discretion, at any time prior to closing, to give written notice of termination to CD Promo, Ltd. and the Company will be released from any obligation or further liabilities under the Share Exchange Agreement.

         Despite a working capital deficiency of $17,045 at June 30, 2000, management believes that it will have sufficient working capital to fund the Company's operations by means of additional borrowings from related parties and/or through an offering of Common Stock. The Company still has an interest in a mineral property and a $40,000 work program requirement with respect to that mineral property. If the acquisition of CD Promo, Ltd. is completed, new management will be in control of the Company and such new management will likely reevaluate the Company's plans with respect to the mineral property. The business of CD Promo, Ltd. will require working capital, and management anticipates that in addition to a possible offering of Common Stock, additional financing may be obtained through long- or short-term loans, or through a joint venture or strategic alliance. There can be no assurance that the Company will be able to obtain additional funding, or obtain additional funding with terms favorable to the Company. The failure to obtain additional financing could result in delay or indefinite postponement of the Company's activities, and a complete loss of its investment.

         Since inception, the Company has not generated any revenue. For the six months ended June 30, 2000, the Company recorded a net loss of $13,107, as compared to a net loss of $12,996 for the corresponding period of the last fiscal year.

         For the six months ended June 30, 2000, cash flow from operations reflect a net cash used in operating activities of $4,352, which was offset by $4,620 of cash loaned by a related party. Since the Company currently has no significant source of revenue, the Company's working capital will be depleted by operating expenses and the Company will be dependent upon external sources of cash.

         From inception through June 30, 2000, the Company has incurred a net loss of $48,050. At June 30, 2000, its working capital deficiency was $17,045. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and develop legitimate mineral reserves, to efficiently and successfully implement and develop the business of CD Promo, Ltd., to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to identify legitimate mineral reserves, successfully implement and develop the business of CD Promo, Ltd., or obtain any additional financing. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.

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

         If the acquisition is completed, the shareholders of CD Promo, Ltd. would collectively own approximately 51% or more of the then outstanding shares of Common Stock of the Company, the shareholders of CD Promo, Ltd. would have complete control over the Company, and the officers and directors of the Company would be replaced by the officers and directors of CD Promo, Ltd. The Company is in the process of changing its name to ePromo.com in contemplation of completing the acquisition.

         The Company is not required to close on the Share Exchange Agreement. Closing is scheduled to take place on or before August 27, 2000. Closing is contingent upon several events, including but not limited to the Company's satisfactory due diligence of CD Promo,

         Ltd. Pursuant to the Share Exchange Agreement, the Company has the right, for any reason, in its sole discretion, at any time prior to closing, to give written notice of termination, thereby releasing it from any obligation or further liabilities under the Share Exchange Agreement.

         The  Company  anticipates  that  it will  file  the  audited  financial
         statements  of  CD  Promo,   Ltd.  and  combined  pro  forma  financial
         statements in a Form 8-K if the acquisition is completed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS

       REGULATION                                                                                            SEQUENTIAL
       S-B NUMBER                                            EXHIBIT                                         PAGE NUMBER
3.1                     Articles of Incorporation (1)<F1>                                                        N/A
3.2                     Bylaws (1)<F1>                                                                           N/A
10.1                    Agreement between the Company and Carey Whitehead dated April 28,                        N/A
                        1998 relating to Falcon claims 25, 26 and 27, located in
                        Manitoba, Canada.(1)<F1>
10.2                    Share Exchange Agreement between the Company and CD Promo, Ltd.,                         N/A
                        dated May 11, 2000. (2)<F2>
 27                     Financial Data Schedule                                                                   11

----------------------------

(1)<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No.
        0-25825.
(2)<F2> Incorporated by reference to the exhibits filed on Form 10-QSB for the Period Ending March 31, 2000.

      B) REPORTS ON FORM 8-K:

      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TIBERON RESOURCES LTD.
                                       (Registrant)


Date: August 10, 2000                  By: /S/ REG HANDFORD
                                          --------------------------------------
                                          Reg Handford, President

                                   Exhibit 27

                             Financial Data Schedule