Form 10QSB
period 2000-09-30
EPROMO COM
filed 2000-11-20
CIK 1064624

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)
          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________


                         Commission File Number 0-25825

                                   EPROMO.COM
                  (Formerly known as Tiberon Resources Limited)
             (Exact name of registrant as specified in its charter)

 Nevada                                                  91-1921237
 ------                                                 ------------
 (State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

                19000 Von Karman, Fourth Floor, Irvine, CA 92612
             (Address of principal executive office)     (Zip Code)

                                 (949) 622-5453
              (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No ___

The number of shares outstanding of each of Issuer's classes of common equity as of November 20, 2000.

Common Stock, par value $.001                                16,428,590
-----------------------------                                ----------
        Title of Class                                     Number of Shares

Transitional Small Business Disclosure Format   yes_____   no X

            EPromo.comForm 10-QSB Quarterly ReportSeptember 30, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                                    Page

Consolidated Balance Sheet at September 30, 2000                               3
Consolidated Statements of Operations for the three months ended
 September  30, 2000 and 1999,  the nine months ended  September 30,
 2000, the period from inception (February 10, 1999) to
 September 30, 1999 and the period from inception (February 10, 1999)
 to September 30, 2000                                                         4
Consolidated Statements of Cash Flows for the nine months ended
 September  30, 2000,  the period from  inception  (February 10, 1999)
 to September 30, 1999 and the period from inception (February 10, 1999)
 to September 30, 2000                                                         5
Notes to Unaudited Financial Statements                                        6
(2) Management's Discussion and Analysis or
    Plan of Operation                                                          9
PART II. OTHER INFORMATION                                                    11

SIGNATURES                                                                    12

PART 1 - FINANCIAL INFORMATION

                                   ePROMO.COM
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                  September 30,
                                                                      2000
                         ASSETS
                      CURRENT ASSETS
                   Cash and equivalents                      $           16,252
                  Prepaid value added tax                                11,539
                   Other current assets                                  17,580
                   Total current assets                                  45,371

               PROPERTY AND EQUIPMENT, net                              109,073
                      OTHER ASSETS                                       44,864

         LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                   CURRENT LIABILITIES
            Accounts payable and accrued expenses            $          140,441

                      NOTES PAYABLE                                     404,398

                 SHAREHOLDERS' (DEFICIT)
          Preferred stock, $.01 par value, 1,000,000
          undesignated shares authorized, none issued                        --
        Common stock, $.001 par value, 50,000,000 shares
      authorized; 16,428,590 shares issued and outstanding                  161
                    Additional paid-in capital                               --
        Deficit accumulated during the development stage               (369,214)
                                                                       (369,053)
                 Other comprehensive income:
                 Currency translation adjustment                         23,522
                                                                       (369,214)
                                                             $          199,308



    The accompanying condensed notes are an integral part of these financial statements.

                                   ePROMO.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Inception      Inception
                                                                              Nine Months   (February 10,  (February 10,
                                            Three Months      Three Months      Ended       1999) through  1999) through
                                           ended September  ended September  September 30,  September 30,  September 30,
                                              30, 2000         30, 1999          2000           1999           2000


REVENUES                                   $        27,699  $            --  $      47,509  $          --  $      49,442

COST OF SALES                                       34,956               --         36,105             --         36,105

GROSS MARGIN                                        (7,257)              --         11,404             --         13,337

COSTS AND EXPENSES:
  General & administrative                          70,402           38,638        256,575         38,638        373,660
  Depreciation                                       1,877               --          8,103             --          8,891
      Total costs and expenses                      72,279           38,638        264,678         38,638        382,551

NET (LOSS) FROM OPERATIONS                         (79,536)         (38,638)      (253,274)       (38,638)      (369,214)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment           11,136             (129)        23,801           (129)        23,522

COMPREHENSIVE (LOSS)                       $       (68,400) $       (38,767) $    (229,473) $     (38,767) $    (345,692)

NET (LOSS) PER COMMON SHARE                $         (0.01) $         (0.00) $       (0.02) $      ( 0.00) $       (0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES -
BASIC AND FULLY DILUTED                         11,966,090        8,378,590      9,587,564      8,378,590      8,930,513




    The accompanying condensed notes are an integral part of these financial statements.

                                   ePROMO.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Nine Months
                                               ended         Inception to    Inception to
                                            September 30,    September 30,    September 30,
                                                2000             1999            2000


 OPERATING ACTIVITIES:
    Net cash used in operating activities  $      (233,747) $            --  $    (271,370)

 INVESTING ACTIVITIES:
    Purchases of property and equipment            (78,824)              --       (116,776)

 FINANCING ACTIVITIES:
    Proceeds from notes payable                    326,828               --        404,398

 INCREASE IN AND

   EQUIVALENTS                                      14,257               --         16,252

 CASH AND CASH EQUIVALENTS,
   Beginning of period                               1,995               --             --

 CASH AND EQUIVALENTS, end of period       $        16,252  $            --  $      16,252



    The accompanying condensed notes are an integral part of these financial statements.

                                   ePROMO.COM
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000

                                   (UNAUDITED)

 (1) DESCRIPTION OF BUSINESS
 ePromo.com, a Nevada corporation (the "Company"), is a holding company which currently has only one operating subsidiary, C.D. Promo Limited, a private listed company formed under the laws of the United Kingdom ("CD Promo"). The Company anticipates acquiring additional operating subsidiaries in the future. CD Promo was formed in February 1999 with a mission to provide creative media and marketing solutions to customers, primarily through the medium of compact and digital video disks. CD Promo began operations in July of 1999. CD Promo's main product, the CD-Promo Product Portfolio, is a unique marketing tool for use in profiling both a company and its products. CD Promo believes that this product will enable purchasers to present themselves and their company in a number of different multi-media configurations all contained on custom shaped CDs the size of a business card.

 The Company currently has only limited sales and has not yet extensively marketed its product.

 (2) BASIS OF PRESENTATION
 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

 The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of ePromo.com as of December 31, 1999 and for the year then ended and the period from inception through December 31, 1998, including notes thereto included in the Company's Form 10-KSB. Also, refer to the Company's Form 8-K, dated September 6, 2000, for the financial statements and notes of CD Promo as of December 31, 1999 and for the period from inception through December 31, 1999.

 The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

 (3) EARNINGS PER SHARE The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock, $0.001 par value per share, outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents, if any, were not considered as their effect would be anti-dilutive.

 (4) DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES The Company has accumulated net losses of approximately $346,000 and negative working capital of approximately $95,000 as of September 30, 2000. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able generate commercial revenues sufficient to fund ongoing operations. There can be no guarantee that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company is also subject to various risks and uncertainties frequently encountered by companies in early stage of development. Such risks and uncertainties include, but are not limited to, its limited operating history and the rapid change in the marketplaces in which the Company competes.

 (5) STOCKHOLDERS' EQUITY On August 21, 2000, the Company consummated the acquisition of CD Promo by exchanging 76,169 shares of the Company's common stock for each issued and outstanding share of common stock of CD Promo. CD Promo had a total of 110 issued and outstanding shares of common stock prior to its acquisition by the Company. The total number of shares issued in the acquisition was 8,378,590, resulting in the Company having approximately 16,428,590 shares of common stock outstanding after the acquisition. As a result of the share exchange, (1) CD Promo is now a wholly-owned subsidiary of the Company, and (2) the former shareholders of CD Promo now control approximately 51% of the outstanding common stock and, therefore, control the Company.

 This transaction has been accounted for as though it were a recapitalization of CD Promo and sale by CD Promo of 8,050,000 shares of common stock in exchange for the net assets of the Company.

 (6) NOTES PAYABLE As of September 30, 2000, the Company's notes payable are comprised of the following:

                                                                Balance

             Interest free loan                              $    96,788

             Working capital advance                             307,610

             Total                                           $   404,398

 The interest free loan, dated October 1999, matures in October 2002. The holder of the note payable also owns approximately 1,523,000 shares of the Company's common stock. The working capital advance has no specific terms other than it shall be repaid out of future profits of the company. The Company anticipates that it will be unlikely to make repayments on the advance within the next 12 months.

 (7) COMMITMENTS AND CONTINGENCIES The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

 (8) SUBSEQUENT EVENT On October 11, 2000, the Company terminated its original letter of intent, dated September 14, 2000, to acquire Qvergent Radio Corp., a Delaware corporation ("Qvergent"), and entered into a new non-binding letter of intent with Qvergent pursuant to which the Company has agreed in principle to purchase all of the outstanding shares of Qvergent for 4,189,295 shares of restricted common stock of the Company. As an inducement to the Company and Qvergent to enter into the merger, the former shareholders of CD Promo agreed to surrender an aggregate of 4,189,295 shares of their common stock in the Company. The Company anticipates executing a definitive merger agreement with Qvergent by November 24, 2000.

 (9) CHANGE IN TRADING SYMBOL ON THE OTC BULLETIN BOARD In connection with the name change of the Company to "ePromo.com," the Company changed its trading symbol on the OTC Bulletin Board from "TBRN" to "EPMO" effective July 31, 2000.

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 The Company was originally formed on April 10, 1998, as a natural resource company engaged in the acquisition of mineral properties, with its sole focus in Canada. Management believes that diversifying the Company's business would enhance the Company's stability and lessen its concentration of risks. The Company changed its name to ePromo.com, and on May 11, 2000, the company entered into a Share Exchange Agreement with C.D. Promo Limited ("CD Promo"). CD Promo is a corporation organized under the laws of England that intends to produce compact disks (CDs) to be used as multi-media marketing configurations for a variety of businesses. CD Promo also owns and holds the rights to a significant number of registered domain names for use on the Internet.

 Pursuant to the Share Exchange Agreement, the Company acquired CD Promo, by exchanging 76,169 shares of the Company's Common Stock for each issued and outstanding share of Common Stock of CD Promo. CD Promo had a total of 110 issued and outstanding shares of Common Stock. The shareholders of CD Promo received 8,378,590 shares or approximately 51% of the shares then outstanding.

 Despite a working capital deficiency of $95,000 at September 30, 2000, management believes that it will have sufficient working capital to fund the Company's operations by means of additional borrowings from related parties and/or through an offering of Common Stock. The business of CD Promo will require working capital, and management anticipates that in addition to a possible offering of Common Stock, additional financing may be obtained through long or short term loans, or through a joint venture or strategic alliance. There can be no assurance that the Company will be able to obtain additional funding, or obtain additional funding with terms favorable to the Company. The failure to obtain additional financing could result in delay or indefinite postponement of the Company's activities, and a complete loss of its investment.

 Since inception, the Company has generated approximately $49,000 in revenue, of which approximately $28,000 was generated in the three month period ended September 30, 2000 and approximately $48,000 was generated in the nine month period ended September 30, 2000. For the nine months ended September 30, 2000, the Company recorded a net loss from operations of approximately $253,000, as compared to a net loss of approximately $39,000 for the corresponding prior year period of inception through September 30, 1999. For the three months ended September 30, 2000, the Company recorded a net loss from operations of approximately $80,000 as compared to a net loss of approximately $39,000 for the 3 months ended September 30, 1999.

 For the nine months ended September 30, 2000, cash flow from operations reflect a net cash used in operating activities of approximately $234,000, which was offset by approximately $327,000 of cash proceeds from loans by private investors. Since inception, the Company used approximately $271,000 in cash from operations, which was offset by approximately $404,000 of cash proceeds from loans by private investors. Since the Company currently has no significant source of revenue, the Company's working capital will be depleted by operating expenses and the Company will be dependent upon external sources of cash.

 From inception through September 30, 2000, the Company has incurred a net loss from operations of approximately $369,000. At September 30, 2000, its working capital deficiency was approximately $95,000. There are no assurances that the Company will be able to successfully implement and develop the business of CD Promo, or obtain any additional financing. The inability to obtain additional financing when needed will have material adverse effect on the Company's operating results.

 Currency Risk

 The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $23,522 since inception) for its foreign operations, recognized as a component of stockholder's deficiency. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage this foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) conditions beyond the control of the Company; (iii) the financial condition of the Company's clients; (iv) imposition of new regulatory requirements affecting the Company; (v) a downturn in general or local economic conditions (vi) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vii) lack of geographic diversification; (viii) effect of uninsured loss and (ix) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

 The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

 PART II

                                OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         Not Applicable.

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On August 21, 2000 the Company issued 8,378,590 shares of its common stock in exchange for all of the issued and outstanding common stock of CD Promo, Limited. These shares were not registered under the securities Act of 1933, as amended, because the subject transaction involved a non public offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable.

 ITEM 5   OTHER INFORMATION

         Not Applicable

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         27.1   Financial Data Schedule (For SEC purposes only)

         Reports on Form 8-K

         8K filed August 21, 2000 reporting merger with CD Promo.

         8K/A filed November 4, 2000 reporting details of merger with CD Promo and audited financial statements of CD Promo.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      EPROMO.COM
                                                      (Registrant)



 Date: November 20, 2000                     By: /s/ GREGORY BARELA
                                             ---------------------------
                                                     GREGORY BARELA, CEO